Form 10-Q
period 2005-06-30
Volcom Inc
filed 2005-08-12
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission file number: 000-51382

Volcom, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-0466919 (I.R.S. Employer Identification No.)
Volcom, Inc.
1740 Monrovia Avenue
Costa Mesa, CA 92627
(Address of principal executive offices, including zip code)
(949) 646-2175
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☑
     As of August 1, 2005, there were 24,214,120 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$—	$10,359
Accounts receivable — net of allowances of $644 (2005) and $378 (2004)	21,644	16,680
Inventories	11,763	5,620
Prepaid expenses and other current assets	2,391	483
Deferred income taxes	540	9

Total current assets	36,338	33,151

Property and equipment — net	3,426	1,063
Investments in unconsolidated investees	298	1,627
Other assets	100	45

Total assets	$40,162	$35,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,537	$4,893
Accrued expenses and other current liabilities	5,726	1,132
Income taxes payable	408	—
Distributions payable to stockholders	20,000	—
Current portion of capital lease obligations	73	85

Total current liabilities	35,744	6,110

Long-term capital lease obligations	220	256
Deferred income taxes	121	18
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 19,553,495 (2005) and 19,170,705 (2004) shares issued and outstanding	20	19
Additional paid-in capital	4,236	1,081
Retained earnings (accumulated deficit)	(179)	28,133
Other comprehensive income	—	269

Total stockholders’ equity	4,077	29,502

Total liabilities and stockholders’ equity	$40,162	$35,886

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Product revenues	$35,478	$23,985	$66,163	$44,576
Licensing revenues	375	388	1,381	1,028

Total revenues	35,853	24,373	67,544	45,604
Cost of goods sold	17,156	12,207	32,440	23,031

Gross profit	18,697	12,166	35,104	22,573
Selling, general and administrative expenses	11,057	6,755	21,420	14,333

Operating income	7,640	5,411	13,684	8,240
Other (expense) income:
Interest expense, net	—	(2)	(2)	(4)
Dividend income from cost method investee	11	—	11	—
Foreign currency gain (loss)	(93)	(78)	(117)	(70)

Total other (expense) income	(82)	(80)	(108)	(74)

Income before provision for income taxes	7,558	5,331	13,576	8,166
Provision for income taxes	2,926	84	3,015	132

Net income before equity in earnings (loss) of investee	4,632	5,247	10,561	8,034
Equity in earnings (loss) of investee	—	(131)	331	232

Net income	$4,632	$5,116	$10,892	$8,266

Net income per share:
Basic	$0.24	$0.27	$0.57	$0.43
Diluted	$0.24	$0.26	$0.56	$0.42
Weighted average shares outstanding:
Basic	19,174,912	19,170,705	19,172,809	19,113,048
Diluted	19,390,558	19,534,522	19,463,261	19,533,337
Pro forma net income data:
Income before provision for income taxes, as reported	$7,558	$5,331	$13,576	$8,166
Pro forma provision for income taxes	3,080	2,119	5,667	3,422

Pro forma net income before equity in earnings (loss) of investee	4,478	3,212	7,909	4,744
Equity in earnings (loss) of investee	—	(131)	331	232

Pro forma net income	$4,478	$3,081	$8,240	$4,976

Pro forma net income per share:
Basic	$0.23	$0.16	$0.43	$0.26
Diluted	$0.23	$0.16	$0.42	$0.25
Pro forma weighted average shares outstanding:
Basic	19,174,912	19,170,705	19,172,809	19,113,048
Diluted	19,390,558	19,534,522	19,463,261	19,533,337
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net income	$10,892	$8,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	142
Equity in earnings of investee	(331)	(232)
Provision for doubtful accounts	113	67
Tax benefits related to exercise of stock options	2,833	—
Stock-based compensation	123	15
Deferred income taxes	(428)	2
Changes in operating assets and liabilities:
Accounts receivable	(5,077)	(5,239)
Inventories	(6,143)	(2,220)
Prepaid expenses and other current assets	(193)	3
Other assets	(55)	—
Accounts payable	4,644	2,676
Accrued expenses and other current liabilities	3,989	906
Income taxes payable	408	(27)

Net cash provided by operating activities	11,032	4,359

Cash flows from investing activities:
Purchase of property and equipment	(2,620)	(279)
Proceeds from sale of equity method investee	1,391	—
Purchase of additional shares in cost method investee	—	(261)

Net cash used in investing activities	(1,229)	(540)

Cash flows from financing activities:
Principal payments capital lease obligations	(48)	(28)
Prepaid initial public offering costs	(1,110)	—
Proceeds from exercise of stock options	200	5
Distributions to stockholders	(19,204)	(6,869)

Net cash used in financing activities	(20,162)	(6,892)

Net decrease in cash and cash equivalents	(10,359)	(3,073)
Cash and cash equivalents — Beginning of period	10,359	5,079

Cash and cash equivalents — End of period	$—	$2,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11	$11
Income taxes	200	162
Supplemental disclosures of noncash investing and financing activities:
     For the six months ended June 30, 2005 and 2004, the Company recognized ($43,000) and ($102,000), respectively, in foreign currency translation adjustments related to an equity method investee.
     For the six months ended June 30, 2005, the Company recorded an accrued liability of $0.6 million for prepaid initial public offering costs.
     For the six months ended June 30, 2005, the Company recorded distributions payable to stockholders of $20 million.
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheet as of June 30, 2005, the consolidated statement of operations for the three and six-month periods ended June 30, 2005 and 2004, and the consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s prospectus on Form 424(b)(4) filed with the Securities and Exchange Commission on June 29, 2005.
     Stockholders’ Equity — In June 2005, the Company’s Board of Directors and stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to effect a 23.3192 for 1 split of the Company’s common stock (the “Stock Split”). The Stock Split became effective on June 14, 2005. All references to shares in the condensed consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, have been adjusted to reflect the Stock Split on a retroactive basis.
Note 2 – Recent Developments
     On July 6, 2005, the Company announced the completion of its initial public offering of 4,687,500 shares of common stock at a price of $19.00 per share and the simultaneous close of the underwriters’ over-allotment option to purchase an additional 703,125 shares of common stock at the initial public offering price. The Company sold 4,187,500 shares in the offering and 453,125 shares pursuant to the underwriters’ over-allotment option. Certain selling stockholders of the Company sold the remaining 500,000 shares in the offering and 250,000 shares pursuant to the underwriters’ over-allotment option. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $80.3 million, of which the company used $20.0 million to distribute its estimated undistributed S corporation earnings to its stockholders of record prior to the initial public offering.
Note 3 – Stock-Based Compensation
     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted to employees had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock-based awards to nonemployees at fair value in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
     In accordance with SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. As there has been no stock-based compensation granted to employees during the six-month period ended June 30, 2004, and all previous awards were fully vested prior to December 31, 2001, pro forma net income and net income per share under SFAS No. 123 equals net income and net income per share as presented for the six-months ended June 30, 2004. On June 29, 2005, the effective date of the Company’s initial public offering, the Company granted 576,000 stock options to employees at an exercise price equal to the fair market value on the date of grant (the initial public

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
offering price of $19 per share). The stock options have vesting terms whereby 185,000 options vest on December 15, 2005, while the remaining 391,000 options vest 20% per annum over 5 years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term. If the computed fair values of these awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the three and six-month periods ended June 30, 2005 would have been reduced to the pro forma amounts shown in the table below:

	Three months	Six months
	ended June 30, 2005	ended June 30, 2005
	(in thousands)
Net income:
As reported	$4,632	$10,892
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)	(10)

Pro forma	$4,622	$10,882
Basic net income per share:
As reported	$0.24	$0.57
Pro forma	$0.24	$0.57
Diluted net income per share:
As reported	$0.24	$0.56
Pro forma	$0.24	$0.56
     Nonemployee Stock-Based Compensation — In December 1999, the Company redeemed 373,107 shares held by a shareholder and current service provider at a price of $0.04 per share. On January 1, 2000, the Company issued a fully vested and non-forfeitable option to the same service provider to purchase 373,107 shares of the Company’s common stock. The terms of the option provided the service provider with the right to purchase shares of the Company’s common stock at $0.04 per share at any time after January 1, 2010, the tenth anniversary of the grant date. Alternatively, in the event of (i) a change in control, (ii) an initial public offering or (iii) the liquidation or dissolution of the Company, the option would be automatically converted into shares of common stock of the Company on a net settlement basis. On June 29, 2005, in conjunction with the Company’s initial public offering, the option was automatically converted into 372,264 shares of common stock on a net settlement basis. A tax benefit of $2.8 million for the excess deduction the Company will receive related to this award was recognized as additional paid-in capital.
     In January 2004, the Company entered into a contractual agreement with a service provider in exchange for services to be rendered over a five year period. Under the terms of the contractual agreement, the service provider received the right to purchase $200,000 of the Company’s common stock at the initial public offering price for a period of five years after an initial public offering. Alternatively, if the Company did not consummate an initial public offering, the service provider would have received the right to purchase $200,000 of the Company’s common stock based on a formula price intended to approximate the fair market value of the Company’s common stock. In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, due to the fact that a sufficient disincentive for nonperformance did not exist, and because the service provider’s performance was not complete, no measurement date existed for the award at that time. The Company was recording stock-based compensation expense related to this award over the five year vesting period based on the current fair value of the award as of each reporting period. The fair value of the award was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant assumptions: expected life of 5 years; volatility of 50%; risk-free interest rate of 3.77%; and no dividends during the expected term. On June 29, 2005, in conjunction with the initial public offering, the service provider exercised this award and received 10,526 shares of the Company’s common stock. On June 29, 2005, upon the exercise of the award, the Company recorded $116,000 of share-based compensation which represented the unamortized portion of the fair value of the award.

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Additionally, as part of the same contractual agreement, the Company granted the service provider rights to receive a 25% ownership interest in the Volcom related entity that would own and operate a new retail store for the Company in Hawaii, if and when one is opened. As no plans currently exist to open a store in Hawaii and the award of the ownership interest is not probable at this time, the Company has recorded no compensation expense related to this right.
Note 4 – New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory-Costs an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard will become effective for the Company on January 1, 2006. The impact on the Company’s net income is expected to be significant and will include the remaining amortization of the fair value of existing stock options currently disclosed as pro-forma expense in Note 3 above, and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. The adoption of this standard will not have an impact on the Company’s cash flows.
Note 5 – Inventories
     Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Finished goods	$11,111	$5,042
Work-in-process	213	220
Raw materials	439	358

	$11,763	$5,620

Note 6 – Investments in Unconsolidated Investees
     From 1997 through April 2005, the Company held an ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France. The Company’s investment in Volcom Europe was accounted for under the equity method for all periods presented because the Company had the ability to exert significant influence over the financial and operating policies of the investee. In April 2005, the Company sold its investment in Volcom Europe for $1.4 million which had a carrying value of $1.3 million as of December 31, 2004. Under the terms of the sale agreement, Volcom Europe will continue to function as a licensee of the Company until the expiration of its license agreement on December 31, 2006. For the six months ended June 30, 2005, the Company recorded $331,000 of earnings attributable to Volcom Europe, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of its investment in Volcom Europe to $1.6 million as of the date of sale. After consideration of the effects of the accumulated foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of this investment in April 2005.
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5% as of December 31, 2004. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At June 30, 2005 and December 31, 2004, the Company’s investment in Volcom Australia was $298,000.
Note 7 – Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Payroll and related accruals	$2,423	$671
Litigation settlement accrual	1,000	—
Other	2,303	461

	$5,726	$1,132

Note 8 – Earnings Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except share data)
Numerator — Net income applicable to common stockholders	$4,632	$5,116	$10,892	$8,266

Denominator:
Weighted average common stock outstanding for basic earnings per share	19,174,912	19,170,705	19,172,809	19,113,048
Effect of dilutive securities:
Stock options	215,646	363,817	290,452	420,289

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	19,390,558	19,534,522	19,463,261	19,533,337

     On July 6, 2005, the Company completed its initial public offering, whereby the Company sold 4,187,500 shares in the offering and 453,125 shares pursuant to the underwriters’ over-allotment option. Subsequent to the closing of the initial public offering, the total shares outstanding were 24,194,120.
Note 9 – Commitments and Contingencies
     Litigation - On June 15, 2005, the Company executed a settlement agreement related to outstanding litigation with a former customer, The Active Wallace Group. The Active Wallace Group’s complaint contained, among other things, allegations of violation of certain competition laws and unfair business practices. Pursuant to the settlement agreement, the Company was obligated to pay The Active Wallace Group $1.0 million within 30 days of the settlement upon which payment the litigation with The Active Wallace Group was dismissed with prejudice. The Company had not previously recorded any liability or expense related to this litigation and accordingly, based on the terms of the settlement agreement, the Company recorded a $1.0 million expense in June 2005 related to this matter. The Company paid the $1.0 million settlement amount in July 2005.

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     The Company is involved from time to time in litigation incidental to its business. In the opinion of management, the resolution of any such matter currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
     Indemnities and Guarantees — During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the Company could be obligated to make. The Company has not been required to record nor has it recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.
Note 10 – Income Taxes
     On June 29, 2005 the Company changed its tax status from an S corporation to a C corporation. Prior to June 29, 2005, for Federal and state income tax purposes, the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal income tax has historically been included in the Company’s consolidated financial statements. However, the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was historically included in the Company’s consolidated financial statements. Subsequent to June 29, 2005, the Company has recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate.
     In accordance with APB Opinion No. 28, Interim Financial Reporting, the Company has computed its provision for income taxes for the three months ended June 30, 2005 using a 44.1% tax rate, which reflects the rate necessary to bring the Company’s year-to-date provision for income taxes in line with its estimated annual effective tax rate of 24.7%. Upon the change in the Company’s tax status, the Company also established and recorded a net deferred tax asset of $0.4 million to reflect its deferred income taxes at the Company’s C corporation effective tax rate.
Note 11 – Segment Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates with a single operating and reportable segment.
     Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Mens	$21,115	$14,267	$38,947	$27,078
Girls	12,402	8,469	23,764	15,116
Snow	—	—	—	—
Boys	1,530	962	2,715	1,818
Other	431	287	737	564

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subtotal product categories	35,478	23,985	66,163	44,576
Licensing revenues	375	388	1,381	1,028

Total revenues	$35,853	$24,373	$67,544	$45,604

     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.
     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
United States	$28,655	$20,432	$52,776	$36,531
Canada	3,743	1,604	7,757	3,817
Asia Pacific	1,315	1,057	2,849	2,443
Other	1,765	892	2,781	1,785

	$35,478	$23,985	$66,163	$44,576

     During the periods ended June 30, 2005 and December 31, 2004, substantially all of the Company’s long-lived assets were located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes for the year ended December 31, 2004, which are included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 29, 2005.
Overview
     We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, accessories and related products under the Volcom brand name. We seek to offer products that appeal to participants in skateboarding, snowboarding and surfing, and those who affiliate themselves with the broader action sports youth lifestyle. Our clothing, which includes t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim and outerwear, combines fashion, functionality and athletic performance. Our designs are infused with an artistic and creative element that we believe differentiates our products from those of many of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories.
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada and Puerto Rico directly through our in-house sales personnel and independent sales representatives. In these areas, we sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of June 30, 2005, our customer base of retailers included over 1,100 accounts that operated approximately 2,900 store locations. Our retail customers are primarily specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Fast-Forward, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Val Surf, West Beach and Zumiez. We also sell to distributors in Japan, Korea and Central America. Except for sales made in Canada, all of our sales are denominated in U.S. dollars.
     In Europe, Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, approximately 460 store locations in Brazil, approximately 110 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. We intend to establish our own operations in Europe once our licensing agreement with our European licensee expires on December 31, 2006. We expect to experience a decrease in our licensing revenues once our European license agreement expires. However, we anticipate our product revenues will increase in Europe as we establish our operations in this territory.
     We operate in markets that are highly competitive, and our ability to evaluate and respond to changing consumer demands is critical to our success. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle. A number of factors may positively or negatively impact demand for our products, including, but not limited to:

•	fashion trends and changes in consumer preferences;
•	changes in boardsports popularity and participation rates;
•	general economic conditions, particularly changes in consumer discretionary spending; and
•	actions by our existing competitors, such as new product introductions or pricing strategies, or the emergence of new competitors.
Due to the indefinite timing and interrelated nature of these factors, we cannot quantify their direct impact on our financial performance, either individually or collectively. We believe, however, that positive changes in these factors, such as fashion trends and consumer preferences that increase the appeal of our brand, increasing boardsports popularity and participation, favorable economic conditions and a stable competitive environment, will facilitate increasing demand for our products in the future. Conversely, negative changes in these factors may adversely impact demand for our products.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.
Revenue Recognition
     Revenues are recognized upon shipment, at which time transfer of title occurs and risk of ownership passes to the customer. Generally, we extend credit to our customers and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for snow category products. None of our sales agreements with any of our customers provides for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image. Allowances for estimated returns are provided when product revenues are recorded based on historical experience and are reported as reductions in product revenues. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses when they arise.
     Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Volcom branded products.
Accounts Receivable
     Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain an allowance for doubtful accounts based on our historical experience and any specific customer collection issues that have been identified. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our profits.
Inventories
     We value inventories at the lower of the cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:
•	unanticipated changes in consumer preferences;

•	weakening economic conditions;
•	terrorist acts or threats;
•	reduced consumer confidence in the retail market; and
•	unseasonable weather.
     Some of these factors could also interrupt the production and importation of our products or otherwise increase the cost of our products. As a result, our operations and financial performance could be negatively affected. Additionally, our estimates of product demand and market value could be inaccurate, which could result in excess and obsolete inventory.
Long-Lived Assets
     We acquire assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.
Investments in Unconsolidated Investees
     We account for our investments in unconsolidated investees using the cost method if we do not have the ability to exercise significant influence over the operating and financial policies of the investee. We assess such investments for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If, and when, an event or change in circumstances that may have a significant adverse effect on the fair value of the investment is identified, we estimate the fair value of the investment and, if the reduction in value is determined to be other than temporary, we record an impairment loss on the investment.
     We account for our investments in unconsolidated investees using the equity method of accounting if we have the ability to exercise significant influence over the operating and financial policies of the investee. We evaluate such investments for impairment if an event or change in circumstances occurs that may have a significant adverse effect on the fair value of the investment. If, and when, an event is identified, we estimate the fair value of the investment and, if the reduction in value is determined to be other than temporary, we record an impairment loss on the investment.
     On April 1, 2005, we sold our 34% investment in Volcom Europe, our European licensee, for $1.4 million. Under the terms of the sale agreement, Volcom Europe will continue to function as our licensee until the expiration of its license agreement on December 31, 2006. For the six months ended June 30, 2005, we recorded $0.3 million of earnings attributable to this equity method investee, which reflects our share of Volcom Europe’s earnings of $0.6 million, offset by an impairment charge of $0.3 million to reduce the carrying amount of our investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated foreign currency translation adjustments related to our investment in Volcom Europe of $0.2 million, we recorded no gain or loss on the sale of our investment in Volcom Europe in April 2005.
Athlete Sponsorships
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts we will be required to pay under these agreements, as they are subject to many variables. The actual amounts paid under these agreements may be higher or lower than expected due to the variable nature of these obligations. We expense these amounts as they are incurred.
Income Taxes
     On June 29, 2005 we changed our tax status from an S corporation to a C corporation. Prior to June 29, 2005, for Federal and state income tax purposes, we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal income tax has historically been included in our consolidated financial statements. However, we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was historically included in our consolidated financial statements. Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate.
     Upon the change in our tax status we established and recorded our deferred income taxes at our C corporation effective tax rate. Management’s judgment is required in assessing the realizability of our deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets that had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
Foreign Currency Translation
     All of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. As a result, we are exposed to transaction gains and losses that result from movements in foreign currency exchange rates between the local Canadian currency and the U.S. dollar. As our Canadian sales, accounts receivable, accounts payable and Canadian cash balance are a small portion of our revenues, assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations, therefore we are exposed to foreign currency risk. Changes in foreign currency rates are marked-to-market every period and are reflected in our statement of operations. A strengthening of the Canadian dollar relative to the U.S. dollar could negatively impact the demand for our products sold in Canada.
Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.9	50.1	48.0	50.5

Gross profit	52.1	49.9	52.0	49.5
Selling, general and administrative expenses	30.8	27.7	31.7	31.4

Operating income	21.3	22.2	20.3	18.1
Other (expense) income	(0.2)	(0.3)	(0.2)	(0.2)

Income before provision for income taxes	21.1	21.9	20.1	17.9
Provision for income taxes	8.2	0.4	4.5	0.3

Net income before equity in earnings (loss) of investee	12.9	21.5	15.6	17.6
Equity in earnings (loss) of investee	0.0	(0.5)	0.5	0.5

Net income	12.9	21.0	16.1	18.1

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues
     Revenues were $35.9 million for the three months ended June 30, 2005, an increase of $11.5 million, or 47.1%, compared to $24.4 million for the three months ended June 30, 2004. Revenues from our top five customers were $17.4 million for the three months ended June 30, 2005, an increase of $6.2 million, or 55.6%, compared to $11.2 million for the three months ended June 30, 2004, with Pacific Sunwear accounting for $4.1 million of the $6.2 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $35.5 million for the three months ended June 30, 2005, an increase of $11.5 million, or 47.9%, compared to $24.0 million for the three months ended June 30, 2004. Of the $11.5 million increase in product revenues, increases in mens products and girls products accounted for $10.8 million of that increase. Revenues from mens products increased $6.8 million, or 48%, to $21.1 million for the three months ended June 30, 2005, compared to $14.3 million for the three months ended June 30, 2004, and revenues from girls products increased $3.9 million, or 46.4%, to $12.4 million for the three months ended June 30, 2005 compared to $8.5 million for the three months ended June 30, 2004.
     Licensing revenues decreased 3.4% to $0.4 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. The minor decrease in licensing revenues was due to our international licensees, particularly those in Europe and Australia, experiencing a minor shift in the timing of shipments from the first quarter of 2004 into the second quarter of 2004.
     Product revenues in the United States were $28.7 million, or 80.8% of our product revenues, for the three months ended June 30, 2005, compared to $20.4 million, or 85.2% of our product revenues, for the three months ended June 30, 2004. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $6.8 million, or 19.2% of our product revenues, for the three months ended June 30, 2005, compared to $3.6 million, or 14.8% of our product revenues, for the three months ended June 30, 2004.
Gross Profit
     Gross profit increased $6.5 million, or 53.7%, to $18.7 million for the three months ended June 30, 2005, compared to $12.2 million for the three months ended June 30, 2004. Gross profit as a percentage of revenues, or gross margin, increased 2.2% to 52.1% for the three months ended June 30, 2005 compared to 49.9% for the three months ended June 30, 2004. Gross margin related specifically to product revenues increased 2.5% to 51.6% for the three months ended June 30, 2005 compared to 49.1% for the three months ended June 30, 2004. The gross margin increase was largely driven by the World Trade Organization’s, or WTO, elimination of the quota system on our imports from China and India effective January 1, 2005. Due to constantly changing events surrounding quotas, import restrictions and trade safeguards with China, we cannot assure you that the increase in gross margin experienced during the three months ended June 30, 2005 will continue in the future.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $4.3 million, or 63.7%, to $11.1 million for the three months ended June 30, 2005 compared to $6.8 million for the three months ended June 30, 2004. The increase in absolute dollars was due primarily to a $1.0 million settlement cost associated with outstanding litigation with a former customer, increased payroll and payroll-related expenses of $0.7 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $0.6 million resulting from our increased product revenues, increased accounting, legal and consulting costs of $0.5 million associated with preparing to operate as a public company and increased advertising and marketing expenses of $0.9 million. As a percentage of revenues, selling, general and administrative expenses increased to 30.8% for the three months ended June 30, 2005 from 27.7% for the three months ended June 30, 2004, due primarily to the $1.0 million settlement cost associated with outstanding litigation in June 2005. Excluding the effects of the aforementioned $1.0 million settlement cost, selling, general and administrative expenses as a percentage of revenues would have only increased to 28.1% for the three months ended June 30, 2005 from 27.7% for the three months ended June 30, 2004 due primarily to increased accounting, legal and consulting fees associated with preparing to operate as a public company, offset in part by the leveraging of our fixed costs over increased revenues. We expect our selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel and incur increased costs related to the growth of our business and our operation as a public company.
Operating Income
     As a result of the factors above, operating income for the three months ended June 30, 2005 increased $2.2 million to $7.6 million compared to $5.4 million for the three months ended June 30, 2004. Operating income as a percentage of revenue decreased to 21.3% for the three months ended June 30, 2005 from 22.2% for the three months ended June 30, 2004. Excluding the effects of the aforementioned $1.0 million settlement cost, operating income would have been 24.1% of total revenues for the three months ended June 30, 2005.
Provision for Income Taxes
     On June 29, 2005 we changed our tax status from an S corporation to a C corporation. Prior to June 29, 2005, for Federal and state income tax purposes, we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal income tax has historically been included in our consolidated financial statements. However, we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was historically included in our consolidated financial statements.
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate. Upon the change in our tax status, we established and recorded a net deferred tax asset of $0.4 million to reflect our deferred income taxes at our C corporation effective tax rate. In accordance with APB Opinion No. 28, Interim Financial Reporting, we have computed our provision for income taxes for the three months ended June 30, 2005 using a 44.1% tax rate, which reflects the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 24.7%. As a result of this change in tax status, our provision for income taxes increased $2.8 million to $2.9 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. On a pro forma basis, using an estimated annual effective tax rate for both periods of 40.8%, our provision for income taxes would have been $3.1 million for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004.
Net Income
     As a result of the factors above, net income decreased $0.5 million, or 9.5%, to $4.6 million for the three months ended June 30, 2005 from $5.1 million for the three months ended June 30, 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues
     Revenues were $67.5 million for the six months ended June 30, 2005, an increase of $21.9 million, or 48.1%, compared to $45.6 million for the six months ended June 30, 2004. Revenues from our top five customers were $30.6 million for the six months ended June 30, 2005, an increase of $12.4 million, or 68.1%, compared to $18.2 million for the six months ended June 30, 2004, with Pacific Sunwear accounting for $8.4 million of the $12.4 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $66.2 million for the six months ended June 30, 2005, an increase of $21.6 million, or 48.4%, compared to $44.6 million for the six months ended June 30, 2004. Of the $21.6 million increase in product revenues, increases in mens products and girls products accounted for $20.5 million of that increase. Revenues from mens products increased $11.8 million, or 43.8%, to $38.9 million for the six months ended June 30, 2005, compared to $27.1 million for the six months ended June 30, 2004, and revenues from girls products increased $8.7 million, or 57.2%, to $23.8 million for the six months ended June 30, 2005 compared to $15.1 million for the six months ended June 30, 2004.
     Licensing revenues increased 34.3% to $1.4 million for the six months ended June 30, 2005 from $ 1.0 million for the six months ended June 30, 2004. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $52.8 million, or 79.8% of our product revenues, for the six months ended June 30, 2005, compared to $36.5 million, or 82.0% of our product revenues, for the six months ended June 30, 2004. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $13.4 million, or 20.2% of our product revenues, for the six months ended June 30, 2005, compared to $8.1 million, or 18.0% of our product revenues, for the six months ended June 30, 2004.
Gross Profit
     Gross profit increased $12.5 million, or 55.5%, to $35.1 million for the six months ended June 30, 2005, compared to $22.6 million for the six months ended June 30, 2004. Gross profit as a percentage of revenues, or gross margin, increased 2.5% to 52.0% for the six months ended June 30, 2005 compared to 49.5% for the six months ended June 30, 2004. Gross margin related specifically to product revenues increased 2.7% to 51.0% for the six months ended June 30, 2005 compared to 48.3% for the six months ended June 30, 2004. The gross margin increase was largely driven by the WTO’s elimination of the quota system on our imports from China and India effective January 1, 2005, as well as more accurate demand forecasting and better inventory management, which decreased the need to sell our products at discount or close-out prices. Due to constantly changing events surrounding quotas, import restrictions and trade safeguards with China, we cannot assure you that the increase in gross margin experienced during the six months ended June 30, 2005 will continue in the future.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $7.1 million, or 49.5%, to $21.4 million for the six months ended June 30, 2005 compared to $14.3 million for the six months ended June 30, 2004. The increase in absolute dollars was due primarily to a $1.0 million settlement cost associated with outstanding litigation with a former customer, increased payroll and payroll-related expenses of $1.5 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $1.0 million resulting from our increased product revenues, increased accounting, legal and consulting costs of $0.8 million associated with preparing to operate as a public company and increased advertising and marketing expenses of $1.5 million. As a percentage of revenues, selling, general and administrative expenses increased to 31.7% for the six months ended June 30, 2005 from 31.4% for the six months ended June 30, 2004, due primarily to the $1.0 million settlement cost associated with outstanding litigation in June 2005. Excluding the effects of the aforementioned $1.0 million settlement cost, selling, general and administrative expenses as a percentage of revenues would have decreased to 30.2% for the six months ended June 30, 2005 from 31.4% for the six months ended June 30, 2004 due primarily to the leveraging of our fixed costs over increased revenues. We expect our selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel and incur increased costs related to the growth of our business and our operation as a public company.
Operating Income
     As a result of the factors above, operating income for the six months ended June 30, 2005 increased $5.5 million to $13.7 million compared to $8.2 million for the six months ended June 30, 2004. Operating income as a percentage of revenue increased to 20.3% for the six months ended June 30, 2005 from 18.1% for the six months ended June 30, 2004. Excluding the effects of the aforementioned $1.0 million settlement cost, operating income would have been 21.7% of total revenues for the six months ended June 30, 2005.
Provision for Income Taxes
     On June 29, 2005 we changed our tax status from an S corporation to a C corporation. Prior to June 29, 2005, for Federal and state income tax purposes, we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal income tax has historically been included in our consolidated financial statements. However, we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was historically included in our consolidated financial statements.
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate. Upon the change in our tax status, we established and recorded a net deferred tax asset of $0.4 million to reflect our deferred income taxes at our C corporation effective tax rate. In accordance with APB Opinion No. 28, Interim Financial Reporting, we have computed our provision for income taxes for the three months ended June 30, 2005 using a 44.1% tax rate, which reflects the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 24.7%. As a result of this change in tax status, our provision for income taxes increased $2.9 million to $3.0 million for the six months ended June 30, 2005 compared to $0.1 million for the six months ended June 30, 2004. On a pro forma basis, using an estimated annual effective tax rate for both periods of 40.8%, our provision for income taxes would have been $5.7 million for the six months ended June 30, 2005 compared to $3.4 million for the six months ended June 30, 2004.
Net Income
     As a result of the factors above, net income increased $2.6 million, or 31.8%, to $10.9 million for the six months ended June 30, 2005 from $8.3 million for the six months ended June 30, 2004.
Liquidity and Capital Resources
     Our primary cash needs are working capital and capital expenditures. Historically, we have generally financed these needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from and used in operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Cash and cash equivalents at beginning of period	$10,359	$5,079
Cash flow from operating activities	11,032	4,359
Cash flow used in investing activities	(1,229)	(540)
Cash flow used in financing activities	(20,162)	(6,892)

Cash and cash equivalents at end of period	$—	$2,006

     On August 10, 2005, the Company filed a Form 8-K with the SEC on which it furnished a press release announcing information regarding its financial results for the quarter ended June 30, 2005. The financial statements included in this Form 10-Q include a reclassification of $1.1 million of initial public offering costs from cash flows from operating activities to cash flows used in financing activities, from the amounts previously reported on the Form 8-K.

     As of June 30, 2005, we had zero in cash and cash equivalents compared to $10.4 million in cash and cash equivalents as of December 31, 2004. The decrease in cash and cash equivalents primarily reflects distributions to stockholders of $19.2 million for the six months ended June 30, 2005. On July 6, 2005, we completed the initial public offering of our common stock and received net proceeds of $80.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. In July 2005, subsequent to the closing of the initial public offering, we used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders.
     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, tax benefits related to the exercise of stock options and the effect of changes in working capital and other activities. For the six months ended June 30, 2005 and 2004, cash from operating activities was $11.0 million and $4.4 million, respectively. The $6.6 million increase in cash from operating activities between the periods was primarily a result of an increase in net income of $2.6 million, an increase in the tax benefits related to the exercise of stock options of $2.8 million, and changes in accounts payable and accrued expenses, offset by a change in inventories. During the six months ended June 30, 2005, the increase in accounts payable and accrued expenses provided cash of $8.6 million compared to $3.6 million for the six months ended June 30, 2004, an increase in cash provided of $5.0 million. The change in inventories used cash of $6.1 million for the six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004, a decrease in cash provided of $3.9 million.
     Cash used in investing activities was $1.2 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash used in investing activities was due to the purchase of real property popularly named the “Volcom House” on the North Shore of Oahu for $2.0 million in May 2005, as well as $0.6 million of ongoing investments in computer and warehouse equipment. These cash outflows were offset by cash received of $1.4 million related to the sale of our investment in Volcom Europe, our European licensee, in April 2005.
     Cash used in financing activities was $20.2 million and $6.9 million for the six months ended June 30, 2005 and 2004, respectively. The $13.3 million increase in cash used in financing activities between the periods primarily resulted from a $12.3 million increase in stockholder distributions, and $1.1 million in prepaid initial public offering costs.
     Accounts receivable, net of allowances, were $21.6 million at June 30, 2005 compared to $16.7 million at December 31, 2004 and $15.1 million at June 30, 2004. The increase in accounts receivable, net of allowances, corresponds to the increase in revenues during the related periods. Accounts receivable days outstanding were 60 at June 30, 2005 compared to 58 at June 30, 2004. Inventories increased to $11.8 million at June 30, 2005, compared to $5.6 million at December 31, 2004 and $7.8 million at June 30, 2004. The increase in inventories corresponds to the increase in revenues during the related periods and the effect of seasonality as we typically experience an increase in inventory levels during our second quarter due to the anticipated increase in revenues for the upcoming fall and holiday seasons. Inventory turnover remained relatively consistent at 7.5 at June 30, 2005 compared to 6.9 at June 30, 2004.
     Other than the $20.0 million distribution of our estimated undistributed S corporation earnings to our stockholders of record prior to the initial public offering, and a one-time $1.0 million settlement payment related to a settlement agreement entered into on June 15, 2005, both of which were paid in July 2005, we currently have no material cash commitments, except our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalents, cash received from our initial public offering, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Credit Facilities
     In August 2003, we entered into a credit agreement with Bank of the West for an $8.0 million committed, secured line of credit, which was increased to $10.0 million in October 2004. The credit facility, which expires on May 31, 2006, is used to fund our working capital requirements. The credit facility is secured by substantially all of our assets, and contains a $4.0 million sub-limit for letters of credit and a $2.5 million sub-limit for acquisitions. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (6.25% at June 30, 2005) or LIBOR plus 1.50%. This credit facility includes certain restrictive covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax (as defined) of $2.0 million, a minimum effective tangible net worth (as defined) of $12.0 million and a current ratio of not less than 1 to 1. Due to the declaration of a $20.0 million distribution to stockholders in June 2005 and the closing of the initial public offering not occurring until July 2005, we were out of compliance with the tangible net worth and current ratio restrictive covenants as of June 30, 2005, however we have received a waiver from the bank pertaining to such non-compliance. At June 30, 2005, there were no outstanding borrowings under this credit facility.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of June 30, 2005. The following table summarizes, as of June 30, 2005, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		July 1 –
	Total	Dec. 31, 2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$2,711	$353	$658	$649	$647	$404	$—
Capital lease obligations	329	46	87	87	75	34	—
Professional athlete sponsorships	6,329	1,476	2,487	1,991	375	—	—
Litigation settlement	1,000	1,000	—	—	—	—	—
Distributions payable to stockholders	20,000	20,000	—	—	—	—	—
Contractual letters of credit	100	100	—	—	—	—	—

Total	$30,469	$22,975	$3,232	$2,727	$1,097	$438	$—

     We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2009, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
     We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year, and expire at various dates through October 2009.
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five year period, is approximately $1.2 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
     Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.
     On June 15, 2005, we reached an agreement settling our litigation with a former customer, The Active Wallace Group, or Active, pursuant to which we were obligated to pay Active a one-time $1.0 million payment within 30 days, at which time Active’s complaint against us in the Superior Court of the State of California for the County of Los Angeles would be formally dismissed with prejudice. We paid the $1.0 million one-time settlement amount in July 2005. In settling the dispute, we did not admit any liability with respect to Active’s complaint.

Seasonality
     Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. During the two-year period ended December 31, 2004, approximately 58% of our revenues, 58% of our gross profit and 65% of our operating income were generated in the second half of the year, with the third quarter generally generating the largest portion of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.
     As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we have historically borrowed under our credit facility. However, due to the proceeds received in July 2005 from our initial public offering, we do not anticipate borrowing under our credit facility in the near term.
Backlog
     We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At June 30, 2005, our order backlog was approximately $55.3 million, compared to approximately $38.9 million at June 30, 2004. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.
Inflation
     We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.
Vulnerability Due to Concentrations
     Our customer base includes over 1,100 accounts that operate approximately 2,900 store locations and 11 distributors in international territories not serviced by one of our licensees. Our customer Pacific Sunwear accounted for approximately 27% of our product revenues in 2004 and approximately 27% of our product revenues for the six months ended June 30, 2005. We cannot assure you that Pacific Sunwear will continue to represent such a significant percentage of our product revenues in the future. If Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products or no longer purchase our products, our revenues and results of operations could be adversely affected.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2004, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and three domestic screen printers. Purchases from Ningbo Jehson Textiles and China Ningbo CIXI totaled approximately 12% and 11%, respectively, of our product costs in 2004 and approximately 13% and 12% for the six months ended June 30, 2005.

GAAP and Non-GAAP Financial Measures
     This document includes a discussion of selling, general and administrative expenses and operating income excluding the effect of a one-time payment to settle litigation. The Company believes that use of these financial measures allow management and investors to evaluate and compare the Company’s operating results in a more meaningful and consistent manner. As required by Item 10 of Regulation S-K, a reconciliation of these financial measures are as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
	(In thousands, except percentages)
Selling, general and administrative expenses	$11,057	$21,420
Less: Settlement charge	1,000	1,000

Selling, general and administrative expenses excluding settlement charge	10,057	20,420
Total revenues	$35,853	$67,544

Selling, general and administrative expenses excluding settlement charge as a percent of total revenues	28.1%	30.2%

Operating income	$7,640	$13,684
Less: Settlement charge	1,000	1,000

Operating income excluding settlement charge	8,640	14,684
Total revenues	$35,853	$67,544

Operating income excluding settlement charge as a percent of total revenues	24.1%	21.7%

Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 151, Inventory-Costs an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard will become effective for us on January 1, 2006. The impact on our net income is expected to be significant and will include the remaining amortization of the fair value of existing stock options currently disclosed as pro-forma expense in Note 3 of our notes to condensed consolidated financial statements included elsewhere in this Form 10-Q, and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. The adoption of this standard will not have an impact on our cash flows.

Risk Factors
     Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, or which are otherwise made by us or on our behalf, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q.
If our marketing efforts do not effectively maintain and expand our brand name recognition, we may not be able to achieve our growth strategy.
     We believe that broader recognition and favorable perception of our brand by consumers in our target market is essential to our future success. To increase brand recognition, we believe we must continue to devote significant amounts of time and resources to advertising and promotions. These expenditures, however, may not result in an increase in favorable recognition of our brand or a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if our brand recognition increases, our consumer base and our revenues may not increase, and may in fact decline, either of which could harm our business.
If we are unable to continue to develop innovative and stylish products, demand for our products may decrease and our brand image may be harmed.
     The boardsports apparel industry is subject to constantly and rapidly changing consumer preferences based on fashion trends and performance features. Our success depends largely on our ability to anticipate, gauge and respond to these changing consumer demands and fashion trends in a timely manner while preserving the relevancy and authenticity of our brand. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured.
     Our success is largely dependent upon our ability to continue to develop innovative and stylish products. As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. We cannot assure you that our efforts will be successful. The failure of new product designs or new product lines to gain market acceptance could adversely affect our business and our brand image. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to expand consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop stylish and innovative products that provide better design and performance attributes than the products of our competitors and that are accepted by consumers, we may lose consumer loyalty, which could result in a decline in our revenues and market share.
We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.
     We have experienced rapid growth since our inception, and have increased our revenues over the last five years from $36.6 million in 2000 to $113.2 million in 2004. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel to achieve economies of scale in anticipation of continued increases in revenues. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.

     Future growth may place a significant strain on our management and operations. If we continue to experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business plan. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.
Our business could be harmed if we fail to maintain proper inventory levels.
     We have traditionally received a substantial portion of our customer orders prior to placement of our initial manufacturing orders. However, we also maintain an inventory of selected core products that we anticipate will be in high demand, such as t-shirts. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, or the sale of excess inventory at discounted or close-out prices. These events could significantly harm our operating results and impair our brand image. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact retailer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.
If we are unable to maintain and expand our endorsements by professional athletes, our ability to market and sell our products may be harmed.
     A key element of our marketing strategy has been to obtain endorsements from prominent boardsports athletes, which contributes to our authenticity and brand image. We believe that this strategy has been an effective means of gaining brand exposure worldwide and creating broad appeal for our products. We cannot assure you that we will be able to maintain our existing relationships with these individuals in the future or that we will be able to attract new athletes to endorse our products. Larger companies with greater access to capital for athlete sponsorship may in the future increase the cost of sponsorship for these athletes to levels we may choose not to match. If this were to occur, our sponsored athletes may terminate their relationships with us and endorse the products of our competitors and we may be unable to obtain endorsements from other comparable athletes.
     We also are subject to risks related to the selection of athletes to endorse our products. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be as effective.
If we fail to secure or protect our intellectual property rights, counterfeiters may be able to copy and sell imitations of our products and competitors may be able to use our designs, each of which could harm our reputation, reduce our revenues and increase our costs.
     We rely on intellectual property laws to protect our proprietary rights with respect to our trademarks and pending patent. We are susceptible to injury from the counterfeiting of our products, which could harm our reputation for producing high-quality products or force us to incur expense in enforcing our rights. It is difficult and expensive to detect and prevent counterfeiting. Despite our efforts to protect our intellectual property, counterfeiters may continue to violate our intellectual property rights by using our trademarks and imitating our products, which could potentially harm our brand, reputation and financial condition.
     Since our products are sold internationally, we are also dependent on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. We cannot be certain that our efforts to protect our intellectual property will be successful or that the costs associated with protecting our rights abroad will not negatively impact our results of operations. We may face significant expenses and liability in connection with the protection of our intellectual property rights both inside and outside of the United States. Infringement claims and lawsuits likely would be expensive to resolve and would require substantial management time and resources. Any adverse determination in litigation could subject us to the loss of our rights to a particular trademark, which could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which would harm our results of operations. Aside from infringement claims against us, if we fail to secure or protect our intellectual property rights, our competitors may be able to use our designs. If we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.
Our current executive officers and management personnel are critical to our success, and the loss of these individuals could harm our business, brand and image.
     We are heavily dependent on our current executive officers and management. The loss of any executive officers or management personnel, or the inability to attract or retain qualified personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brand image. We believe that our future success is highly dependent on the contributions, talents and leadership of Richard Woolcott, our President, Chief Executive Officer and founder. While our other key executive officers have substantial experience and have made significant contributions to our business, Richard remains a driving force behind our brand image and philosophy. We have not entered into an employment agreement with Richard and we cannot be certain that he will stay with us. Richard’s services would be very difficult to replace. We do not carry key man insurance and do not expect to carry such insurance in the future. We may not be able to retain our current executive officers and management personnel, which could have a material adverse effect on our results of operations.
Our ability to attract and retain qualified design and sales and marketing personnel is critical to our success, and any inability to attract and retain such personnel could harm our business.
     Our future success may also depend on our ability to attract and retain additional qualified design and sales and marketing personnel. We face competition for these individuals worldwide, and there is a significant concentration of boardsports apparel and action sports companies based in and around our headquarters in Orange County, California. We may not be able to attract or retain these employees, which could have a material adverse effect on our results of operations and financial condition.
One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.
     Pacific Sunwear accounted for approximately 27% of our product revenues in 2004 and approximately 27% for the six months ended June 30, 2005. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Because Pacific Sunwear has represented such a significant amount of our product revenues in recent years, our results of operations could be adversely affected if Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products or no longer purchase our products.
We do not have long-term contracts with any of our retailers, and the loss of orders of our products from our retailers may have a material adverse effect on our operating results.
     We do not maintain long-term contracts with any of our retailers, and retailers generally purchase products from us on a purchase order basis. As a result, our retailers generally may, with little or no notice or penalty, decide to cease ordering and selling our products, or could materially reduce their orders in any period. If certain retailers, individually or in the aggregate, choose to no longer sell our products, it may be difficult for us to change our distribution to other retailers in a timely manner, which could have a material adverse effect on our financial condition and results of operations.
Any inability to receive timely deliveries from our manufacturers could harm our business.
     We face the risk that the manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis or at all. Our products are generally produced by independent, foreign manufacturers. In

2004, we used approximately 30 of such manufacturers. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages or untimely deliveries of certain products, either of which could harm our business.
If the United States continues to impose tariffs and import quota restrictions on products manufactured in China and we are unable to meet our manufacturing needs from countries other than China or from domestic sources, it could materially affect our gross margin and financial performance.
     The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Under the provisions of the WTO Agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods for the first six months of 2005, which increased our gross margin as a percentage of revenues and our profitability. The United States has now imposed quotas on certain categories of products that we import from China, including certain shirts, pants, shorts and underwear. If we are unable to meet our product needs from countries not affected by the United States’ restrictions or tariffs or from domestic sources, it could materially affect our gross margin and financial performance.
Any shortage of raw materials could impair our ability to ship orders of our products in a cost-efficient manner or could cause us to miss the delivery requirements of our customers, which could harm our business.
     The capacity of our manufacturers to manufacture our products is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or in increased costs to us. Any shortage of raw materials or inability to control costs associated with manufacturing could increase the costs for our products or impair our ability to ship orders of our products in a cost-efficient manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.
If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and China Ningbo CIXI, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.
     Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Ningbo Jehson Textiles and China Ningbo CIXI, accounted for 12% and 11%, respectively, of our product costs in 2004 and 13% and 12% of our product costs for the six months ended June 30, 2005. A loss of either or both of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.

Our business could suffer if any of our or our licensees’ key manufacturers fails to use acceptable labor practices.
     We do not control our independent manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer utilized by us or a licensee of ours, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the United States, could damage our reputation or interrupt, or otherwise disrupt the shipment of finished products to us or our licensees if such manufacturer is ordered to cease its manufacturing operations due to violations of laws or if such manufacturer’s operations are adversely affected by such failure to use acceptable labor practices. If this were to occur, it could have a material adverse effect on our financial condition and results of operations.
We may not be able to compete effectively, which could cause our revenues and market share to decline.
     The boardsports apparel industry, and the apparel industry in general, is highly competitive. We compete with numerous domestic and foreign designers, distributors, marketers and manufacturers of apparel, accessories and other related products, some of which are significantly larger and have greater resources than we do. We believe that in order to compete effectively, we must continue to maintain our brand image and reputation, be flexible and innovative in responding to rapidly changing market demands and consumer preferences, and offer consumers a wide variety of high quality apparel at premium prices. We compete primarily on the basis of brand image, style, performance and quality.
     The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our competitors enjoy substantial competitive advantages, including greater brand recognition, longer operating histories, more comprehensive product lines and greater financial resources for competitive activities, such as sales and marketing and strategic acquisitions. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences, which could result in a decline in our revenues and market share.
We may be adversely affected by the discontinuance of our licensing relationship in Europe.
     Since 1996, we have conducted our operations in Europe through a licensee. Our European licensing revenues were $1.5 million in 2004 and $0.8 million for the six months ended June 30, 2005. We intend to establish our own operations in Europe. We expect to experience a decrease in our overall licensing revenues and an increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. We anticipate that establishing these European operations will also require increased time and effort of our senior management, which could otherwise be focused on our current operations. If we are unable to successfully initiate and manage our European operations, it may place additional strain on our management team and adversely affect our financial condition and results of operations.
We may be adversely affected by the financial condition of our retailers.
     Some of our retailers have experienced financial difficulties in the past. A retailer experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer experiencing financial difficulties generally increases our exposure to the risk of uncollectible receivables. We extend credit to our retailers based on our assessment of the retailer’s financial condition, generally without requiring collateral. While such credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. Financial difficulties on the part of our retailers could have a material adverse effect on our results of operations and financial condition.
Changes in the mix of retailers to whom we distribute our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.
     We sell our products through a mix of retailers, including specialty boardsports retailers and several retail chains. Although we do not currently anticipate material changes in the mix of our retail customers, any such changes could adversely affect our gross margin and could negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition.
Our revenues and operating income fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.
     Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the fall and holiday seasons, and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. Because a substantial portion of our operating income is derived from our third and fourth quarter revenues, a shortfall in expected third and fourth quarter revenues would cause our annual operating results to suffer significantly.
Cyclical trends in apparel retailing could have a material adverse effect on our results of operations.
     The apparel industry historically has been subject to substantial cyclicality. As the economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable, and could be subject to reductions due to uncertainties about the future. When discretionary spending is reduced, purchases of premium apparel and related products may decline. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on our results of operations.
We face business, political, operational, financial and economic risks because a portion of our revenues are from international customers, substantially all of our products are sourced overseas and our licensees operate outside of the United States.
     We and our international licensees are subject to risks inherent in international business, many of which are beyond our and our licensees’ control, including:
•	difficulties obtaining domestic and foreign export, import and other governmental approvals, permits and licenses, and compliance with foreign laws, which could halt, interrupt or delay our operations if we cannot obtain such approvals, permits and licenses, and that could have a material adverse effect on our results of operations;

•	difficulties encountered by our international licensees or us in staffing and managing foreign operations or international sales, which could increase our expenses and decrease our revenues and profitability;

•	transportation delays and difficulties of managing international distribution channels, which could halt, interrupt or delay our operations;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable and royalty payments, which could reduce our revenues and harm our financial results;

•	trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where a large portion of our products are manufactured, which could force us to seek alternate manufacturing sources or increase our expenses, either of which could have a material adverse effect on our results of operations;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries, which could have a material adverse effect on our results of operations;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our revenues and results of operations; and

•	natural disasters, which could have a material adverse effect on our results of operations.
Any of these factors could reduce our revenues, decrease our gross margins or increase our expenses. Should we establish our own operations in international territories where we currently utilize a licensee, we will increasingly become subject to risks associated with operating outside of the United States.
Fluctuations in foreign currency exchange rates could harm our results of operations.
     We purchase finished goods from foreign manufacturers and sell our products in transactions denominated in U.S. dollars, except for in Canada, where our sales are denominated in Canadian dollars. As a result, if the U.S. dollar were to weaken against foreign currencies, our cost of goods sold could increase substantially and the effective price of our foreign sales could decrease substantially. We also receive royalty payments from certain of our licensees, whose sales are denominated in their local currencies. While our licensees pay us royalty payments in U.S. dollars, if the U.S. dollar were to strengthen significantly against the local currencies in which our licensees sell our products, our licensing revenues would decrease, which could harm our results of operations.
We will incur significant expenses as a result of being a public company, which may negatively impact our financial performance.
     We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and The Nasdaq Stock Market, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.
Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, we will be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls.
     We are currently performing the system and process documentation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This process is both costly and challenging. During this process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that such internal controls are effective. During the audit of our 2004 consolidated financial statements, our independent registered public accounting firm issued a letter noting certain deficiencies in the design of our internal controls that they deemed to constitute reportable conditions. The reportable conditions related to insufficient segregation of duties, information technology security issues and access control over the maintenance and updates to our accounting system.

     We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to assert that our internal controls are effective as of December 31, 2006 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.
The market price of our common stock may be highly volatile and may result in investors selling shares of our common stock at a loss.
     The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the fashion and boardsports industries; and

•	changes in the market valuations of similar companies.
     In addition, the stock market in general and the Nasdaq National Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources and could further a decline in the market price of our common stock. Stock price volatility may result in investors selling shares of our common stock at a loss.
Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult.
     We are incorporated in the state of Delaware. Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult. These provisions:
•	allow the authorized number of directors to be changed only by resolution of the board of directors;

•	authorize our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock;

•	establish advance notice requirements for nominations to our board of directors or for proposals that can be acted on at stockholder meetings; and

•	limit who may call stockholder meetings.
In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which may prohibit large stockholders from consummating a merger with or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay for our common stock in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     All of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the six months ended June 30, 2005 and June 30, 2004, we derived 11.7% and 8.6%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A strengthening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada, the value of our receivables, as well as the value of repatriated funds we may bring back to the United States. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income.
     As our Canadian accounts receivable, accounts payable and cash balance represent a small portion of our total assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. We may enter into future transactions in order to hedge our exposure to foreign currencies.
     We generally purchase finished goods from our manufacturers in U.S. dollars. However, we source substantially all of these finished goods abroad and their cost may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could increase our costs. If we are unable to increase our prices to a level sufficient to cover the increased costs, it could adversely affect our margins and we may become less price competitive with companies who manufacture their products in the United States.
Interest Rate Risk
     We maintain a $10.0 million secured credit facility with no balance outstanding at June 30, 2005. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (6.25% at June 30, 2005) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2004, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
Item 4. Controls and Procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Volcom have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures appear to be effective at the reasonable assurance level.
     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings.
     On June 15, 2005, we reached an agreement settling our litigation with a former customer, The Active Wallace Group, or Active, pursuant to which we paid a $1.0 million one-time settlement amount in July 2005 and the suit was dismissed with prejudice. In settling the dispute, we did not admit any liability with respect to Active’s complaint.
     We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. On July 6, 2005, we closed our initial public offering of 4,640,625 shares of common stock together with an additional 750,000 shares sold on behalf of certain of our stockholders, at an initial public offering price of $19.00 per share, for an aggregate offering price of $102,421,875 million. The underwriters in the offering were Wachovia Securities LLC, D.A. Davidson & Co. and Piper Jaffray & Co. Following the sale of the 5,390,625 shares, the offering terminated.
     We paid the underwriters discounts and commissions totaling approximately $6.2 million in connection with the offering of the shares sold on our behalf and the selling stockholders paid underwriting discounts and commissions of approximately $1.0 million in connection with the shares sold on their behalf. In addition, we estimate that we incurred additional expenses of approximately $1.7 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $7.9 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $80.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The selling stockholders received proceeds, before expenses and underwriting discounts and commissions, of approximately $14.3 million. We did not receive any of the proceeds received by the selling stockholders.
     We used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders and we intend to use approximately $4.0 million to develop our infrastructure in Europe. We intend to use the remaining net proceeds for facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 14, 2005, stockholders holding 15,966,653 shares of our common stock (on a post forward stock-split basis) acted by written consent to:
      •       approve an amendment to our certificate of incorporation effecting a 23.3192-for-1 forward stock split of our common stock; and
      •       to adopt our 2005 Equity Incentive Plan to provide for the grant of incentive awards to purchase an aggregate of two million three hundred thousand (2,300,000) shares, subject to automatic increases on the first trading day of January each calendar year, beginning with calendar year 2006, by an amount equal to two percent (2%) of the total number of our shares outstanding on the last trading day in December, but in no event to exceed seven hundred fifty thousand (750,000) shares per year.
Item 5. Other Information.
     On July 6, 2005, we closed our initial public offering of 4,687,500 shares of common stock at a price of $19.00 per share and the simultaneous close of the underwriters’ over-allotment option to purchase an additional 703,125 shares of common stock at the initial public offering price. We sold 4,187,500 shares in the offering and 453,125 shares pursuant to the underwriters’ over-allotment option. Certain of our selling stockholders sold the remaining 500,000 shares in the offering and 250,000 shares pursuant to the underwriters’ over-allotment option.
Item 6. Exhibits.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.
Date: August 12, 2005	/s/ Douglas P. Collier
Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350