Form 10-Q
period 2005-09-30
Volcom Inc
filed 2005-11-14
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number: 000-51382

Volcom, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0466919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Volcom, Inc.
1740 Monrovia Avenue
Costa Mesa, CA 92627
(Address of principal executive offices, including zip code)
(949) 646-2175
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2005, there were 24,214,120 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$65,687	$10,359
Accounts receivable — net of allowances of $826 (2005) and $378 (2004)	27,781	16,680
Inventories	11,566	5,620
Prepaid expenses and other current assets	942	483
Deferred income taxes	540	9

Total current assets	106,516	33,151

Property and equipment — net	3,402	1,063
Investments in unconsolidated investees	298	1,627
Other assets	98	45

Total assets	$110,314	$35,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,906	$4,893
Accrued expenses and other current liabilities	3,026	1,132
Income taxes payable	4,466	—
Current portion of capital lease obligations	71	85

Total current liabilities	14,469	6,110

Long-term capital lease obligations	202	256
Deferred income taxes	121	18
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,214,120 (2005) and 19,170,705 (2004) shares issued and outstanding	24	19
Additional paid-in capital	84,385	1,081
Retained earnings	11,113	28,133
Other comprehensive income	—	269

Total stockholders’ equity	95,522	29,502

Total liabilities and stockholders’ equity	$110,314	$35,886

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$50,096	$36,285	$116,259	$80,861
Licensing revenues	1,096	928	2,477	1,956

Total revenues	51,192	37,213	118,736	82,817
Cost of goods sold	25,082	19,312	57,522	42,343

Gross profit	26,110	17,901	61,214	40,474
Selling, general and administrative expenses	10,669	8,107	32,090	22,440

Operating income	15,441	9,794	29,124	18,034
Other income (expense):
Interest income (expense), net	463	(1)	461	(5)
Dividend income from cost method investee	—	—	11	—
Foreign currency gain (loss)	171	18	54	(52)

Total other income (expense)	634	17	526	(57)

Income before provision for income taxes	16,075	9,811	29,650	17,977
Provision for income taxes	4,783	139	7,797	271

Income before equity in earnings of investee	11,292	9,672	21,853	17,706
Equity in earnings of investee	—	431	331	663

Net income	$11,292	$10,103	$22,184	$18,369

Net income per share:
Basic	$0.47	$0.53	$1.07	$0.96
Diluted	$0.47	$0.52	$1.06	$0.94
Weighted average shares outstanding:
Basic	23,939,141	19,170,705	20,762,988	19,132,694
Diluted	24,065,665	19,535,137	20,998,798	19,534,364
Pro forma net income data:
Income before provision for income taxes, as reported	$16,075	$9,811	$29,650	$17,977
Pro forma provision for income taxes	6,551	3,998	12,217	7,596

Pro forma income before equity in earnings of investee	9,524	5,813	17,433	10,381
Equity in earnings of investee	—	431	331	663

Pro forma net income	$9,524	$6,244	$17,764	$11,044

Pro forma net income per share:
Basic	$0.40	$0.33	$0.86	$0.58
Diluted	$0.40	$0.32	$0.85	$0.57
Pro forma weighted average shares outstanding:
Basic	23,939,141	19,170,705	20,762,988	19,132,694
Diluted	24,065,665	19,535,137	20,998,798	19,534,364
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$22,184	$18,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	230
Equity in earnings of investee, net of dividends received	(331)	(436)
Provision for doubtful accounts	89	65
Loss on disposal of property and equipment	30	—
Tax benefits related to exercise of stock options	2,833	—
Stock-based compensation	145	23
Deferred income taxes	(428)	2
Changes in operating assets and liabilities:
Accounts receivable	(11,190)	(8,549)
Inventories	(5,946)	(1,537)
Prepaid expenses and other current assets	(459)	(296)
Other assets	(53)	(9)
Accounts payable	2,013	927
Accrued expenses and other current liabilities	1,894	1,222
Income taxes payable	4,466	(15)

Net cash provided by operating activities	15,653	9,996

Cash flows from investing activities:
Purchase of property and equipment	(2,775)	(478)
Proceeds from sale of equity method investee	1,391	—
Purchase of additional shares in cost method investee	—	(261)

Net cash used in investing activities	(1,384)	(739)

Cash flows from financing activities:
Principal payments on capital lease obligations	(68)	(43)
Proceeds from initial public offering, net of offering costs	80,131	—
Proceeds from exercise of stock options	200	5
Distributions to stockholders	(39,204)	(11,375)

Net cash provided by (used in) financing activities	41,059	(11,413)

Net increase (decrease) in cash and cash equivalents	55,328	(2,156)
Cash and cash equivalents — Beginning of period	10,359	5,079

Cash and cash equivalents — End of period	$65,687	$2,923

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15	$16
Income taxes	925	290
Supplemental disclosures of noncash investing and financing activities:
     For the nine months ended September 30, 2005 and 2004, the Company recognized ($102,000) and ($15,000), respectively, in foreign currency translation adjustments related to an equity method investee.
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 — Basis of Presentation
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheet as of September 30, 2005, the consolidated statement of operations for the three and nine-month periods ended September 30, 2005 and 2004, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s prospectus on Form 424(b)(4) filed with the Securities and Exchange Commission on June 29, 2005.
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
Note 2 — Recent Developments
     Effective October 25, 2005, the Company acquired Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland. The Company will include the operations of Welcom Distribution SARL in its financial results beginning on October 26, 2005. The purchase price, excluding transaction costs, was approximately $1.5 million in cash for the purchase of all of the outstanding common stock of Welcom Distribution SARL. Due to the recent closing of the acquisition, the Company has not completed the allocation of its purchase price to the fair value of the assets acquired and liabilities assumed.
Note 3 — Stock-Based Compensation
     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense has been recognized related to employee stock options, as all options granted to employees had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company accounts for stock-based awards to nonemployees at fair value in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
     On August 4, 2005, the Company granted restricted stock awards to two employees for a total of 20,000 shares with a purchase price of $0.001 per share. The awards are scheduled to vest 20% per annum over 5 years and are contingent upon continued employment with the Company. The Company recorded $22,000 of compensation expense associated with these awards for the three and nine-month periods ended September 30, 2005.
     In accordance with SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. As there has been no stock-based compensation granted to employees during the nine-month period ended September 30, 2004, and all previous awards were fully vested prior to December 31, 2001, pro forma net income and net income per share under SFAS No. 123 equals net income and net income per share as presented for the nine-months ended September 30, 2004.

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     On June 29, 2005, the effective date of the Company’s initial public offering, the Company granted 576,000 stock options to employees at an exercise price equal to the fair market value on the date of grant (the initial public offering price of $19 per share). The stock options have vesting terms whereby 185,000 options vest on December 15, 2005, while the remaining 391,000 options vest 20% per annum over 5 years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term. If the computed fair values of these awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the three and nine-month periods ended September 30, 2005 would have been reduced to the pro forma amounts shown in the table below:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands)
Net income:
As reported	$11,292	$22,184
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(441)	(450)

Pro forma	$10,864	$21,747
Basic net income per share:
As reported	$0.47	$1.07
Pro forma	$0.45	$1.05
Diluted net income per share:
As reported	$0.47	$1.06
Pro forma	$0.45	$1.04
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

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Note 4 — New Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard will become effective for the Company on January 1, 2006. The impact on the Company’s net income will only include the remaining amortization of the fair value of the 391,000 existing stock options that vest 20% per annum over 5 years currently included in the Company’s disclosure of pro-forma expense in Note 3 above, and is also contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. The Company does not expect the adoption of this standard to have a material effect on the Company’s results of operations.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).
Note 5 — Inventories
     Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Finished goods	$10,775	$5,042
Work-in-process	365	220
Raw materials	426	358

	$11,566	$5,620

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 6 — Property and Equipment
     Property and equipment are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Furniture and fixtures	$524	$383
Office equipment	989	673
Computer equipment	1,035	817
Leasehold improvements	117	74
Land and building	2,004	—

	4,669	1,947
Less accumulated depreciation	(1,267)	(884)

Property and equipment — net	$3,402	$1,063

Note 7 — Investments in Unconsolidated Investees
     From 1997 through April 2005, the Company held an ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France. The Company’s investment in Volcom Europe was accounted for under the equity method for all periods presented because the Company had the ability to exert significant influence over the financial and operating policies of the investee. In April 2005, the Company sold its investment in Volcom Europe for $1.4 million which had a carrying value of $1.3 million as of December 31, 2004. Under the terms of the sale agreement, Volcom Europe will continue to function as a licensee of the Company until the expiration of its license agreement on December 31, 2006. For the nine months ended September 30, 2005, the Company recorded $331,000 of earnings attributable to Volcom Europe, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of its investment in Volcom Europe to $1.6 million as of the date of sale. After consideration of the effects of the accumulated foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of this investment in April 2005.
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5% as of December 31, 2004. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At September 30, 2005 and December 31, 2004, the Company’s investment in Volcom Australia was $298,000.
Note 8 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Payroll and related accruals	$2,019	$671
Other	1,007	461

	$3,026	$1,132

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 9 — Commitments and Contingencies
     Litigation - On June 15, 2005, the Company executed a settlement agreement related to outstanding litigation with a former customer, The Active Wallace Group. The Active Wallace Group’s complaint contained, among other things, allegations of violations of certain competition laws and unfair business practices. Pursuant to the settlement agreement, the Company was obligated to pay The Active Wallace Group $1.0 million within 30 days of the settlement upon which payment the litigation with The Active Wallace Group was dismissed with prejudice. The Company had not previously recorded any liability or expense related to this litigation and accordingly, based on the terms of the settlement agreement, the Company recorded a $1.0 million expense in June 2005 related to this matter. The Company paid the $1.0 million settlement amount in July 2005.
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
Note 10 — Stockholders’ Equity
     On July 6, 2005, the Company announced the completion of its initial public offering of 4,687,500 shares of common stock at a price of $19.00 per share and the simultaneous close of the underwriters’ over-allotment option to purchase an additional 703,125 shares of common stock at the initial public offering price. The Company sold 4,187,500 shares in the offering and 453,125 shares pursuant to the underwriters’ over-allotment option. Certain selling stockholders of the Company sold the remaining 500,000 shares in the offering and 250,000 shares pursuant to the underwriters’ over-allotment option. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $80.1 million, of which the company used $20.0 million to distribute its estimated undistributed S corporation earnings to its stockholders of record prior to the initial public offering.
     In addition to the above mentioned $20 million distribution of estimated undistributed S corporation earnings to the Company’s stockholders of record prior to the initial public offering, the Company made $19.2 million of additional S corporation distributions to stockholders during the nine months ended September 30, 2005.

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 11 — Earnings Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except share data)
Numerator — Net income	$11,292	$10,103	$22,184	$18,369

Denominator:
Weighted average common stock outstanding for basic earnings per share	23,939,141	19,170,705	20,762,988	19,132,694
Effect of dilutive securities:
Stock options and restricted stock	126,524	364,432	235,810	401,670

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,065,665	19,535,137	20,998,798	19,534,364

     On July 6, 2005, the Company completed its initial public offering, whereby the Company sold 4,187,500 shares in the offering and 453,125 shares pursuant to the underwriters’ over-allotment option. Subsequent to the closing of the initial public offering, the total shares outstanding were 24,194,120.
Note 12 — Income Taxes
     On June 29, 2005 the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for 2002, 2003, 2004 and the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in the consolidated financial statements for those periods. Subsequent to June 29, 2005, the Company recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate. Upon the change in the Company’s tax status, the Company established and recorded a net deferred tax asset of $0.4 million to reflect its deferred income taxes at the Company’s C corporation effective tax rate.
     In accordance with APB Opinion No. 28, Interim Financial Reporting, the Company has computed its provision for income taxes for the three months ended September 30, 2005 using a 29.8% tax rate, which reflects the rate necessary to bring the Company’s year-to-date provision for income taxes in line with its estimated annual effective tax rate of 27.3%.
     Pro forma net income data reflects the provision for income taxes, net income and net income per share that would have been recorded had the Company been subject to Federal and state income taxes as a C corporation, and not been exempt from paying income taxes other than California franchise taxes due to the Company’s S corporation election from January 1, 2002 to June 29, 2005.
Note 13 — Segment Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within a single operating and reportable segment.

VOLCOM, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Mens	$24,348	$16,499	$63,294	$43,576
Girls	14,691	10,065	38,456	25,182
Snow	8,377	8,428	8,377	8,428
Boys	2,316	879	5,031	2,697
Other	364	414	1,101	978

Subtotal product categories	50,096	36,285	116,259	80,861
Licensing revenues	1,096	928	2,477	1,956

Total revenues	$51,192	$37,213	$118,736	$82,817

     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.
     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
United States	$41,763	$31,127	$94,539	$67,658
Canada	4,848	2,688	12,605	6,505
Asia Pacific	2,462	1,883	5,312	4,326
Other	1,023	587	3,803	2,372

	$50,096	$36,285	$116,259	$80,861

     During the periods ended September 30, 2005 and December 31, 2004, substantially all of the Company’s long-lived assets were located in the United States.

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
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Central America, Japan, Korea and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, we sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of September 30, 2005, our customer base of retailers included approximately 1,100 accounts that operated approximately 2,900 store locations. Our retail customers are primarily specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Fast-Forward, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Val Surf, West Beach and Zumiez. Except for sales made in Canada, all of our sales are denominated in U.S. dollars.
     In Europe, Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. We intend to establish our own operations in Europe once our licensing agreement with our European licensee expires on December 31, 2006. We expect to experience a decrease in our licensing revenues once our European license agreement expires and an increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. However, we anticipate our product revenues will increase in Europe as we establish our operations in this territory.
     As part of our strategy to take direct control of our European operations, we have recently hired a chief executive officer and chief financial officer to guide our European operations. Both of these individuals have experience in the European boardsports industry. We also recently acquired Welcom Distribution SARL, the distributor of Volcom branded products in Switzerland. We purchased all of the outstanding capital stock of Welcom for a purchase price of $1.5 million in cash, excluding transaction costs. The acquisition was effective on October 25, 2005, and we will include the operations of Welcom in our financial results from October 26, 2005 going forward.

     Our revenues increased from $36.6 million in 2000 to $113.2 million in 2004. Our revenues were $118.7 million for the nine months ended September 30, 2005, an increase of $35.9 million, or 43.4%, compared to $82.8 million for the nine months ended September 30, 2004. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle. A number of factors may positively or negatively impact demand for our products, including, but not limited to:
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
     Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to pre-season orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.
     In order to maintain and improve our operating and financial results, we monitor certain key operating indicators in assessing our financial condition. These indicators include sales to our top five customers, sales data for both our large and small retail customers and monitoring sales trends within our various product categories. If sales to our top five customers or the rest of our customer base decline, our revenues and profitability may be negatively affected. If our product mix changes materially due to a lack of acceptance by our retail customers or consumers, our results of operations may be negatively affected. We intend to continue to monitor these key indicators on an ongoing basis.
     We currently source the substantial majority of our products from third-party manufacturers located primarily in China, India and Mexico. As a result, we may be adversely affected by the disruption of trade with these countries, the imposition of new regulations related to imports, duties, taxes and other charges on imports, and significant decreases in the value of the U.S. dollar against foreign currencies. We seek to mitigate the possible disruption in product flow by diversifying our manufacturing across numerous manufacturers and by using manufacturers in countries that we believe to be politically stable. We do not enter into long-term contracts with our third-party manufacturers. Rather, we typically enter into contracts with each manufacturer to produce one or more product lines for a particular selling season. This strategy has enabled us to maintain flexibility in our sourcing.
     The United States and some of the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Under the provisions of the World Trade Organization, or WTO, Agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries, including China. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods for the first nine months of 2005, which increased our gross margin as a percentage of revenues and our profitability. On May 23, 2005, however, the United States Department of Commerce imposed temporary quotas on imports of three product categories (cotton knit shirts and blouses, cotton trousers and cotton man-made fiber underwear) from China that impact our business. These categories are now subject to quantity limitations. On May 27, 2005, the United States imposed temporary quotas on imports of four additional categories of textile and apparel goods from China (combed cotton yarn, men’s and boys’ cotton and man-made fiber shirts, not knit, man-made fiber knit shirts and blouses, and fiber trousers) that impact our business. These categories are also now subject to quantity limitations. These quotas expire on December 31, 2005. However, on November 8, 2005, the United States and China announced an agreement to continue quotas on imports of certain of these and other categories of textile and apparel goods that impact our business through December 31, 2008, with slight increases in quantities each successive year. In response to these quotas, we are currently manufacturing less than our recent historical percentage of products in China and we anticipate that these quotas, so long as they remain in effect, will continue to force us to reduce the amount of these products we import from China. If we are unable to obtain sufficient product from countries not affected by the United States’ restrictions or tariffs or from domestic sources, or if the products we obtain from these other countries or domestic sources are of insufficient quality, it could materially adversely affect our gross margin and financial performance.
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 34.8% in 2000 to 27.0% in 2004, and from 27.1% for the nine months ended September 30, 2004 to 27.0% for the nine months ended September 30, 2005. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, we expect our selling, general and administrative expenses to increase in absolute dollars, and possibly as a percentage of revenues, in future periods as we continue to hire additional personnel and develop our infrastructure domestically and abroad, increase our brand recognition through advertising and marketing, incur additional expenses associated with operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002, and as we begin to recognize compensation expense associated with stock options as required by SFAS No. 123(R) beginning January 1, 2006.
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
     In 2005, we engaged a consulting firm to assist us in the planning and implementation of plans to improve, and the testing of, our internal controls and to perform a review of our information technology processes and procedures. We also hired our current Vice President of Finance, who has experience in the implementation of internal control procedures, and we plan to hire additional personnel to expand our finance department. While we believe that such measures will improve our internal controls, we recognize that the process of designing, implementing and maintaining effective internal controls is a continuous process that requires us to anticipate and react to changes in our business and the economic and regulatory environment. We continue to expend significant resources to maintain a system of internal controls that we believe is adequate to satisfy our reporting obligations as a public company.
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
     On April 1, 2005, we sold our 34% investment in Volcom Europe, our European licensee, for $1.4 million. Under the terms of the sale agreement, Volcom Europe will continue to function as our licensee until the expiration of its license agreement on December 31, 2006. For the nine months ended September 30, 2005, we recorded $0.3 million of earnings attributable to this equity method investee, which reflects our share of Volcom Europe’s earnings of $0.6 million, offset by an impairment charge of $0.3 million to reduce the carrying amount of our investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated foreign currency translation adjustments related to our investment in Volcom Europe of $0.2 million, we recorded no gain or loss on the sale of our investment in Volcom Europe in April 2005.
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
Income Taxes
     On June 29, 2005 we changed our tax status from an S corporation to a C corporation. For the period from January 1, 2002 until our initial public offering on June 29, 2005 for Federal and state income tax purposes we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in our consolidated financial statements for 2002, 2003, 2004 and the period from January 1, 2005 to June 29, 2005, except that we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was included in our consolidated financial statements for those periods. Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate.
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
Foreign Currency Translation
     All of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. As a result, we are exposed to transaction gains and losses that result from movements in foreign currency exchange rates between the local Canadian currency and the U.S. dollar. As our Canadian sales, accounts receivable, accounts payable and Canadian cash balance are a small portion of our revenues, assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations, therefore we are exposed to foreign currency risk. Changes in our assets and liabilities that are denominated in Canadian dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations.
General
     Our revenues are comprised of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer apparel and accessory products in four main categories: mens, girls, boys and snow. Product revenues also include revenues from music and film sales. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on product sales by our international licensees in Europe, Australia, Indonesia, South Africa and Brazil.
     Our cost of goods sold consists primarily of product costs, retail packaging, freight costs associated with shipping goods to customers, quality control and inventory shrinkage. There are no cost of goods sold associated with our licensing revenues.
     Our selling, general and administrative expenses consist primarily of wages and related payroll and employee benefit costs, handling costs, sales and marketing expenses, advertising costs, legal and accounting professional fees, insurance, utilities and other facility related costs, such as rent and depreciation.
Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.0	51.9	48.4	51.1

Gross profit	51.0	48.1	51.6	48.9
Selling, general and administrative expenses	20.8	21.8	27.0	27.1

Operating income	30.2	26.3	24.6	21.8
Other income (expense)	1.2	0.1	0.4	(0.1)

Income before provision for income taxes	31.4	26.4	25.0	21.7
Provision for income taxes	9.3	0.4	6.6	0.3

Income before equity in earnings of investee	22.1	26.0	18.4	21.4
Equity in earnings of investee	0.0	1.2	0.3	0.8

Net income	22.1	27.2	18.7	22.2

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues
     Revenues were $51.2 million for the three months ended September 30, 2005, an increase of $14.0 million, or 37.6%, compared to $37.2 million for the three months ended September 30, 2004. Revenues from our top five customers were $22.5 million for the three months ended September 30, 2005, an increase of $7.9 million, or 54.1%, compared to $14.6 million for the three months ended September 30, 2004, with Pacific Sunwear accounting for $5.1 million of the $7.9 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $50.1 million for the three months ended September 30, 2005, an increase of $13.8 million, or 38.1%, compared to $36.3 million for the three months ended September 30, 2004. Of the $13.8 million increase in product revenues, increases in mens products and girls products accounted for $12.4 million of that increase. Revenues from mens products increased $7.8 million, or 47.6%, to $24.3 million for the three months ended September 30, 2005, compared to $16.5 million for the three months ended September 30, 2004, and revenues from girls products increased $4.6 million, or 46.0%, to $14.7 million for the three months ended September 30, 2005 compared to $10.1 million for the three months ended September 30, 2004.
     Licensing revenues increased 18.1% to $1.1 million for the three months ended September 30, 2005 from $0.9 million for the three months ended September 30, 2004. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $41.8 million, or 83.4% of our product revenues, for the three months ended September 30, 2005, compared to $31.1 million, or 85.8% of our product revenues, for the three months ended September 30, 2004. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $8.3 million, or 16.6% of our product revenues, for the three months ended September 30, 2005, compared to $5.2 million, or 14.2% of our product revenues, for the three months ended September 30, 2004.
Gross Profit
     Gross profit increased $8.2 million, or 45.9%, to $26.1 million for the three months ended September 30, 2005, compared to $17.9 million for the three months ended September 30, 2004. Gross profit as a percentage of revenues, or gross margin, increased 2.9% to 51.0% for the three months ended September 30, 2005 compared to 48.1% for the three months ended September 30, 2004. Gross margin related specifically to product revenues increased 3.1% to 49.9% for the three months ended September 30, 2005 compared to 46.8% for the three months ended September 30, 2004. The gross margin increase was largely driven by the WTO’s elimination of the quota system on our imports from China and India effective January 1, 2005. Due to constantly changing events surrounding quotas, import restrictions and trade safeguards with China, we cannot assure you that the increase in gross margin experienced during the three months ended September 30, 2005 will continue in the future.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $2.6 million, or 31.6%, to $10.7 million for the three months ended September 30, 2005 compared to $8.1 million for the three months ended September 30, 2004. The increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $1.2 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $0.6 million resulting from our increased product revenues, increased accounting, legal and consulting costs of $0.3 million associated with operating as a public company and increased advertising and marketing expenses of $0.7 million. As a percentage of revenues, selling, general and administrative expenses decreased to 20.8% for the three months ended September 30, 2005 from 21.8% for the three months ended September 30, 2004, due primarily to the leveraging of our fixed costs over increased revenues. However, we expect our selling, general and administrative expenses to increase in absolute dollars, and possibly as a percentage of revenues, in future periods as we hire additional personnel and incur increased costs related to the growth of our business and development of our infrastructure, including the establishment of our own operations in Europe and our operation as a public company, and as we begin to recognize compensation expense associated with stock options as required by SFAS No. 123(R) beginning January 1, 2006.
Operating Income
     As a result of the factors above, operating income for the three months ended September 30, 2005 increased $5.6 million to $15.4 million compared to $9.8 million for the three months ended September 30, 2004. Operating income as a percentage of revenue increased to 30.2% for the three months ended September 30, 2005 from 26.3% for the three months ended September 30, 2004.

Other Income (Expense)
     Other income (expense) primarily includes net interest income (expense) and foreign currency gains and losses. Interest income for the three months ended September 30, 2005 was $0.5 million compared to interest expense of $1,000 for the three months ended September 30, 2004. This increase in interest income was due to the significant increase in our cash and cash equivalent balances as a result of the proceeds from our initial public offering, which closed in July 2005. Foreign currency gain (loss) increased to a $0.2 million gain for the three months ended September 30, 2005 compared to an $18,000 gain for the three months ended September 30, 2004 due to fluctuations in the Canadian dollar exchange rate.
Provision for Income Taxes
     On June 29, 2005 we changed our tax status from an S corporation to a C corporation. For the period from January 1, 2002 to June 29, 2005, for Federal and state income tax purposes, we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax had been included in our consolidated financial statements for that period, except that we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was included in our consolidated financial statements for that period.
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate. Upon the change in our tax status, we established and recorded a net deferred tax asset of $0.4 million to reflect our deferred income taxes at our C corporation effective tax rate. In accordance with APB Opinion No. 28, Interim Financial Reporting, we have computed our provision for income taxes for the three months ended September 30, 2005 using a 29.8% tax rate, which reflects the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 27.3%. As a result of this change in tax status, our provision for income taxes increased $4.7 million to $4.8 million for the three months ended September 30, 2005 compared to $0.1 million for the three months ended September 30, 2004. On a pro forma basis, using an estimated annual effective tax rate for both periods of 40.8%, our provision for income taxes would have been $6.6 million for the three months ended September 30, 2005 compared to $4.0 million for the three months ended September 30, 2004.
Net Income
     As a result of the factors above, net income increased $1.2 million, or 11.8%, to $11.3 million for the three months ended September 30, 2005 from $10.1 million for the three months ended September 30, 2004.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues
     Revenues were $118.7 million for the nine months ended September 30, 2005, an increase of $35.9 million, or 43.4%, compared to $82.8 million for the nine months ended September 30, 2004. Revenues from our top five customers were $53.1 million for the nine months ended September 30, 2005, an increase of $20.3 million, or 61.9%, compared to $32.8 million for the nine months ended September 30, 2004, with Pacific Sunwear accounting for $13.5 million of the $20.3 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last nine months and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $116.3 million for the nine months ended September 30, 2005, an increase of $35.4 million, or 43.8%, compared to $80.9 million for the nine months ended September 30, 2004. Of the $35.4 million increase in product revenues, increases in mens products and girls products accounted for $33.0 million of that increase. Revenues from mens products increased $19.7 million, or 45.2%, to $63.3 million for the nine months ended September 30, 2005, compared to $43.6 million for the nine months ended September 30, 2004, and revenues from girls products increased $13.3 million, or 52.7%, to $38.5 million for the nine months ended September 30, 2005 compared to $25.2 million for the nine months ended September 30, 2004.

     Licensing revenues increased 26.6% to $2.5 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $94.5 million, or 81.3% of our product revenues, for the nine months ended September 30, 2005, compared to $67.7 million, or 83.7% of our product revenues, for the nine months ended September 30, 2004. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $21.7 million, or 18.7% of our product revenues, for the nine months ended September 30, 2005, compared to $13.2 million, or 16.3% of our product revenues, for the nine months ended September 30, 2004.
Gross Profit
     Gross profit increased $20.7 million, or 51.2%, to $61.2 million for the nine months ended September 30, 2005, compared to $40.5 million for the nine months ended September 30, 2004. Gross profit as a percentage of revenues, or gross margin, increased 2.7% to 51.6% for the nine months ended September 30, 2005 compared to 48.9% for the nine months ended September 30, 2004. Gross margin related specifically to product revenues increased 2.9% to 50.5% for the nine months ended September 30, 2005 compared to 47.6% for the nine months ended September 30, 2004. The gross margin increase was largely driven by the WTO’s elimination of the quota system on our imports from China effective January 1, 2005, as well as more accurate demand forecasting and better inventory management, which decreased the need to sell our products at discount or close-out prices. Due to constantly changing events surrounding quotas, import restrictions and trade safeguards with China, we cannot assure you that the increase in gross margin experienced during the nine months ended September 30, 2005 will continue in the future.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $9.7 million, or 43.0%, to $32.1 million for the nine months ended September 30, 2005 compared to $22.4 million for the nine months ended September 30, 2004. The increase in absolute dollars was due primarily to a $1.0 million settlement cost related to litigation with a former customer, increased payroll and payroll-related expenses of $2.7 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $1.6 million resulting from our increased product revenues, increased accounting, legal and consulting costs of $1.1 million associated with preparing to operate as a public company and increased advertising and marketing expenses of $2.2 million. As a percentage of revenues, selling, general and administrative expenses decreased to 27.0% for the nine months ended September 30, 2005 from 27.1% for the nine months ended September 30, 2004. Excluding the effects of the aforementioned $1.0 million settlement cost associated with litigation, selling, general and administrative expenses as a percentage of revenues would have decreased to 26.2% for the nine months ended September 30, 2005 from 27.1% for the nine months ended September 30, 2004 due primarily to the leveraging of our fixed costs over increased revenues. However, we expect our selling, general and administrative expenses to increase in absolute dollars, and possibly as a percentage of revenues, in future periods as we hire additional personnel and incur increased costs related to the growth of our business and development of our infrastructure, including the establishment of our own operations in Europe and our operation as a public company, and as we begin to recognize compensation expense associated with stock options as required by SFAS No. 123(R) beginning January 1, 2006.
Operating Income
     As a result of the factors above, operating income for the nine months ended September 30, 2005 increased $11.1 million to $29.1 million compared to $18.0 million for the nine months ended September 30, 2004. Operating income as a percentage of revenues increased to 24.6% for the nine months ended September 30, 2005 from 21.8% for the nine months ended September 30, 2004. Excluding the effects of the aforementioned $1.0 million settlement cost, operating income would have been $30.1 million, or 25.4%, of revenues for the nine months ended September 30, 2005.

Other Income (Expense)
     Other income (expense) primarily includes net interest income (expense) and foreign currency gains and losses. Interest income for the nine months ended September 30, 2005 was $0.5 million compared to interest expense of $5,000 for the nine months ended September 30, 2004. This increase in interest income was due to the significant increase in our cash and cash equivalent balances as a result of the proceeds from our initial public offering, which closed in July 2005. Foreign currency gain (loss) increased to a $0.1 million gain for the nine months ended September 30, 2005 compared to a $0.1 million loss for the nine months ended September 30, 2004 due to fluctuations in the Canadian dollar exchange rate.
Provision for Income Taxes
     On June 29, 2005 we changed our tax status from an S corporation to a C corporation. For the period from January 1, 2002 to June 29, 2005, for Federal and state income tax purposes, we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax had been included in our consolidated financial statements for that period, except that we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was included in our consolidated financial statements for that period.
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an estimated annual effective tax rate. Upon the change in our tax status, we established and recorded a net deferred tax asset of $0.4 million to reflect our deferred income taxes at our C corporation effective tax rate. In accordance with APB Opinion No. 28, Interim Financial Reporting, we have computed our provision for income taxes for the nine months ended September 30, 2005 using an estimated annual effective tax rate of 27.3%. As a result of this change in tax status, our provision for income taxes increased $7.5 million to $7.8 million for the nine months ended September 30, 2005 compared to $0.3 million for the nine months ended September 30, 2004. On a pro forma basis, using an estimated annual effective tax rate for both periods of 40.8%, our provision for income taxes would have been $12.2 million for the nine months ended September 30, 2005 compared to $7.6 million for the nine months ended September 30, 2004.
Net Income
     As a result of the factors above, net income increased $3.8 million, or 20.8%, to $22.2 million for the nine months ended September 30, 2005 from $18.4 million for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     Our primary cash needs are working capital and capital expenditures. Prior to our initial public offering, we generally financed these needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Cash and cash equivalents at beginning of period	$10,359	$5,079
Cash flow from operating activities	15,653	9,996
Cash flow from investing activities	(1,384)	(739)
Cash flow from financing activities	41,059	(11,413)

Cash and cash equivalents at end of period	$65,687	$2,923

     As of September 30, 2005, we had $65.7 million in cash and cash equivalents compared to $10.4 million in cash and cash equivalents as of December 31, 2004. The increase in cash and cash equivalents primarily reflects the completion of the initial public offering of our common stock in July 2005 whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. In July 2005, subsequent to the closing of the initial public offering, we used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders.
     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the nine months ended September 30, 2005 and 2004, cash from operating activities was $15.7 million and $10.0 million, respectively. The $5.7 million increase in cash from operating activities between the periods was primarily a result of an increase in net income of $3.8 million, an increase in the tax benefits related to the exercise of stock options of $2.8 million, and changes in accounts payable, accrued expenses and income taxes payable offset by a change in inventories and accounts receivable. During the nine months ended September 30, 2005, the increase in accounts payable and accrued expenses provided cash of $3.9 million compared to $2.1 million for the nine months ended September 30, 2004, an increase in cash provided of $1.8 million. In addition, during the nine months ended September 30, 2005, the increase in income taxes payable provided cash of $4.5 million compared to the use of cash of $15,000 for the nine months ended September 30, 2004, an increase in cash provided of $4.5 million. The change in inventories and accounts receivable used cash of $17.1 million for the nine months ended September 30, 2005 compared to $10.1 million for the nine months ended September 30, 2004, a decrease in cash provided of $7.0 million.
     Cash used in investing activities was $1.4 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash used in investing activities was primarily due to the purchase of real property popularly named the “Volcom House” on the North Shore of Oahu for $2.0 million in May 2005, as well as $0.8 million of ongoing investments in computer and warehouse equipment. These cash outflows were offset by cash received of $1.4 million related to the sale of our investment in Volcom Europe, our European licensee, in April 2005.
     Cash provided by financing activities was $41.1 million for the nine months ended September 30, 2005 compared to cash used in financing activities $11.4 million for the nine months ended September 30, 2004. The $52.5 million increase in cash provided by financing activities between the periods primarily resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, resulting in a decrease of cash provided by financing activities of $39.2 million for total distributions to stockholders.
     We currently have no material cash commitments, except our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, cash received from our initial public offering, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Credit Facilities
     In August 2003, we entered into a credit agreement with Bank of the West for an $8.0 million committed, secured line of credit, which was increased to $10.0 million in October 2004. The credit facility, which expires on May 31, 2006, is used to fund our working capital requirements. The credit facility is secured by substantially all of our assets, and contains a $4.0 million sub-limit for letters of credit and a $2.5 million sub-limit for acquisitions. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (6.75% at September 30,

2005) or LIBOR plus 1.50%. We had $0.5 million outstanding in letters of credit at September 30, 2005. At September 30, 2005, there were no outstanding borrowings under this credit facility, and $9.5 million was available under the credit facility. This credit facility includes certain restrictive covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax (as defined) of $2.0 million, a minimum effective tangible net worth (as defined) of $12.0 million and a current ratio of not less than 1 to 1. At September 30, 2005, we were in compliance with all such restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of September 30, 2005. The following table summarizes, as of September 30, 2005, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Oct. 1 —
	Total	Dec. 31, 2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$2,535	$177	$658	$649	$647	$404	$—
Capital lease obligations	305	22	87	87	75	34	—
Professional athlete sponsorships	5,613	740	2,502	1,996	375	—	—
Contractual letters of credit	517	517	—	—	—	—	—

Total	$8,970	$1,456	$3,247	$2,732	$1,097	$438	$—

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
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five year period ending December 31, 2009, is approximately $1.2 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
     Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.
Seasonality
     Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. During the two-year period ended December 31, 2004, approximately 58% of our revenues, 58% of our gross profit and 65% of our operating income were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

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
Backlog
     We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At September 30, 2005, our order backlog was approximately $58.0 million, compared to approximately $42.3 million at September 30, 2004. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.
Inflation
     We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.
Vulnerability Due to Concentrations
     As of September 30, 2005, our customer base included approximately 1,100 accounts that operate approximately 2,900 store locations and 11 distributors in international territories not serviced by one of our licensees. Our customer, Pacific Sunwear, accounted for approximately 27% of our product revenues in 2004 and approximately 28% of our product revenues for the nine months ended September 30, 2005. We cannot assure you that Pacific Sunwear will continue to represent such a significant percentage of our product revenues in the future. If Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products or no longer purchase our products, our revenues and results of operations could be adversely affected.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2004, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and three domestic screen printers. Purchases from Ningbo Jehson Textiles and China Ningbo CIXI, which recently changed its name to Dragon Crowd, totaled approximately 12% and 11%, respectively, of our product costs in 2004 and approximately 13% and 12% for the nine months ended September 30, 2005.
Non-GAAP Financial Measures
     This document includes a discussion of selling, general and administrative expenses and operating income excluding the effect of a one-time payment to settle litigation. We believe that use of these financial measures allow management and investors to evaluate and compare our operating results in a more meaningful and consistent manner. As required by Item 10 of Regulation S-K, a reconciliation of these financial measures are as follows:

Nine months ended
September 30, 2005

Selling, general and administrative expenses	$32,090
Less: Settlement charge	1,000

Selling, general and administrative expenses excluding settlement charge	31,090
Total revenues	118,736

Selling, general and administrative expenses excluding settlement charge as a percent of total revenues	26.2%

Operating income	$29,124
Add back: Settlement charge	1,000

Operating income excluding settlement charge	30,124
Total revenues	118,736

Operating income excluding settlement charge as a percent of total revenues	25.4%

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
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard will become effective for us on January 1, 2006. The impact on our net income will only include the remaining amortization of the fair value of the 391,000 existing stock options that vest 20% per annum over 5 years currently included in our disclosure of pro-forma expense in Note 3 of our notes to condensed consolidated financial statements included elsewhere in this Form 10-Q, and is also contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. We do no expect the adoption of this standard to have a material effect on our results of operations.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

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
     We have experienced rapid growth since our inception, and have increased our revenues from $36.6 million in 2000 to $113.2 million in 2004, and from $82.8 million for the nine months ended September 30, 2004 to $118.7 million for the nine months ended September 30, 2005. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.
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
     We rely on intellectual property laws to protect our proprietary rights with respect to our trademarks and pending patent. We are susceptible to injury from the counterfeiting of our products, which may harm our reputation for producing high-quality products or force us to incur additional expense in enforcing our rights. It is difficult and expensive to detect and prevent counterfeiting. Despite our efforts to protect our intellectual property, counterfeiters may continue to violate our intellectual property rights by using our trademarks and imitating our products, which could potentially harm our brand, reputation and financial condition.

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
     Pacific Sunwear accounted for approximately 27% of our product revenues in 2004 and approximately 28% for the nine months ended September 30, 2005. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Because Pacific Sunwear has represented such a significant amount of our product revenues in recent years, our results of operations could be adversely affected if Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products or no longer purchase our products.
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
If the United States continues to impose tariffs and import quota restrictions on products manufactured in China and we are unable to obtain sufficient product from countries other than China or from domestic sources, or if the products we obtain from these other countries or domestic sources are of insufficient quality, it could materially affect our gross margin and financial performance.
     The United States and some of the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Under the provisions of the World Trade Organization, or WTO, agreement on Textiles and Clothing, effective as of January 1, 2005, the United States and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries, including China. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods for the first nine months of 2005, which increased our gross margin as a percentage of revenues and our profitability. On May 23, 2005, however, the United States Department of Commerce imposed temporary quotas on imports of three product categories (cotton knit shirts and blouses, cotton trousers and cotton man-made fiber underwear) from China that impact our business. These categories are now subject to quantity limitations. On May 27, 2005, the United States imposed temporary quotas on imports of four additional categories of textile and apparel goods from China (combed cotton yarn, men’s and boys’ cotton and man-made fiber shirts, not knit, man-made fiber knit shirts and blouses, and fiber trousers) that impact our business. These categories are also now subject to quantity limitations. These quotas expire on December 31, 2005. However, on November 8, 2005, the United States and China announced an agreement to continue quotas on imports of certain of these and other categories of textile and apparel goods that impact our business through December 31, 2008, with slight increases in quantities each successive year. In response to these quotas, we are currently manufacturing less than our recent historical percentage of products in China and we anticipate that these quotas, so long as they remain in effect, will continue to force us to reduce the amount of these products we import from China. If we are unable to obtain sufficient product from countries not affected by the United States’ restrictions or tariffs or from domestic sources, or if the products we obtain from these other countries or domestic sources are of insufficient quality, it could materially adversely affect our gross margin and financial performance.
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
If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd), we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.
     Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd) accounted for 12% and 11%, respectively, of our product costs in 2004 and 13% and 12%, respectively, of our product costs for the nine months ended September 30, 2005. A loss of either or both of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.
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
     Since 1996, we have conducted our operations in Europe through a licensee. Our European licensing revenues were $1.5 million and $1.4 million for 2004 and for the nine months ended September 30, 2005, respectively. We intend to establish our own operations in Europe once our licensing agreement with our European licensee expires on December 31, 2006. In preparation for this transition we have, among other things, hired a chief executive officer and chief financial officer for our European operations and, during October 2005, acquired the distributor of Volcom branded products in Switzerland. We expect to experience a decrease in our overall licensing revenues and an increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. We anticipate that establishing these European operations will also require increased time and effort of our senior management, which could otherwise be focused on our current operations. If we are unable to successfully initiate and manage our European operations, it may place additional strain on our management team and adversely affect our financial condition and results of operations.

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
     The apparel industry historically has been subject to substantial cyclicality. As the economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of premium apparel and related products may decline. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on our results of operations.
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
     We and our international licensees are subject to risks inherent in international business, many of which are beyond our and our licensees’ control, including:
•	difficulties obtaining domestic and foreign export, import and other governmental approvals, permits and licenses, and compliance with foreign laws, which could halt, interrupt or delay our operations if we cannot obtain such approvals, permits and licenses, and that could have a material adverse effect on our results of operations;

•	difficulties encountered by our international licensees or us in staffing and managing foreign operations or international sales, which could increase our expenses and decrease our revenues and profitability;

•	transportation delays and difficulties of managing international distribution channels, which could halt, interrupt or delay our operations;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable and royalty payments, which could reduce our revenues and harm our financial results;

•	trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where a large portion of our products are manufactured, which could force us to seek alternate manufacturing sources or increase our expenses, either of which could have a material adverse effect on our results of operations;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries, which could have a material adverse effect on our results of operations;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our revenues and results of operations; and

•	natural disasters, which could have a material adverse effect on `our results of operations.
     Any of these factors could reduce our revenues, decrease our gross margins or increase our expenses. To the extent that we establish our own operations in international territories where we currently utilize a licensee, such as in Europe, we will increasingly become subject to risks associated with operating outside of the United States.
Fluctuations in foreign currency exchange rates could harm our results of operations.
     We purchase finished goods from foreign manufacturers and sell our products in transactions denominated in U.S. dollars, except for in Canada, where our sales are denominated in Canadian dollars. As a result, if the U.S. dollar were to weaken against foreign currencies, our cost of goods sold could increase substantially. We also receive royalty payments from certain of our licensees, whose sales are denominated in their local currencies. While our licensees pay us royalty payments in U.S. dollars, if the U.S. dollar were to strengthen significantly against the local currencies in which our licensees sell our products, our licensing revenues would decrease, which could harm our results of operations.
We will continue to incur significant expenses as a result of being a public company, which may negatively impact our financial performance.
     We have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor has increased our expenses, including our legal and accounting costs, and made some activities more time-consuming and costly. We also believe these laws, rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Furthermore, any additional increases in legal, accounting, insurance and certain other expenses that we may experience in the future could negatively impact our financial performance and have a material adverse effect on our results of operations and financial condition.

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
     We are incorporated in the state of Delaware. Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more difficult. Among other things, these provisions:
•	allow the authorized number of directors to be changed only by resolution of the board of directors;

•	authorize our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock;

•	establish advance notice requirements for nominations to our board of directors or for proposals that can be acted on at stockholder meetings; and

•	authorize only a majority of our incumbent board of directors, as defined, to fill vacant directorships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     All of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the nine months ended September 30, 2005 and September 30, 2004, we derived 10.8% and 8.0%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income (expense).
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
Interest Rate Risk
     We maintain a $10.0 million secured credit facility with no balance outstanding at September 30, 2005. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (6.75% at September 30, 2005) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2004, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the quarterly period covered by this report. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders and we have used $64,000 of the proceeds for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that our complimentary to our own.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
     Effective October 25, 2005, the Company acquired Welcom Distribution SARL, the sole distributor of Volcom products in Switzerland. The Company will include the operations of Welcom Distribution SARL in its financial results beginning on October 26, 2005. The purchase price, excluding transaction costs, was approximately $1.5 million in cash for the purchase of all of the outstanding common stock of Welcom Distribution SARL.
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

Volcom, Inc.
Date: November 11, 2005	/s/ Douglas P. Collier
Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350