Form 10-K
period 2005-12-31
Volcom Inc
filed 2006-03-21
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51382

Volcom, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0466919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1740 Monrovia Avenue Costa Mesa, California (Address of principal executive offices)	92627 (Zip Code)
(949) 646-2175
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value of $.001 per share
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
      The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2005, the end of the most recently completed second quarter, based upon the closing price of the registrant’s common stock on June 30, 2005 and not assuming the exercise of the over-allotment option from the registrant’s initial public offering, exercised on July 7, 2006, was approximately $400.6 million.
      As of March 1, 2006, there were 24,221,620 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2006 Annual Meeting of Stockholders to be filed on or before March 31, 2006.

i

Cautionary Note Regarding Forward-Looking Statements
      This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements with terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or similar expressions as they relate to us and our business, industry, markets, retailers, licensees, manufacturers and consumers. Such forward-looking statements, including but not limited to statements relating to expected growth and strategies, future operating and financial results, financial expectations and current business indicators, are based upon current information and expectations, and are subject to change based on factors beyond our control.
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from these forward-looking statements as a result of numerous factors, some of which are described in “Risk Factors”. We are not under any duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results, unless required by law.
PART I

ITEM 1.	BUSINESS
      We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, accessories and related products under the Volcom brand name. We believe that we have one of the world’s leading brands in the action sports industry, built upon our history in the boardsports of skateboarding, snowboarding and surfing. Our position as a premier brand in these three boardsports differentiates us from many of our competitors within the broader action sports industry and has enabled us to generate strong growth in revenues and operating income.
      Our clothing, which includes t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim and outerwear, combines fashion, functionality and athletic performance. Our designs are infused with artistic elements that we believe differentiate our products from those of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories. We seek to offer products that appeal to both boardsport participants and those who affiliate themselves with the broader action sports youth lifestyle.
      The Volcom brand, symbolized by The Volcom Stone , is athlete-driven, innovative and creative. We have consistently followed our motto of “youth against establishment,” and our brand is inspired by the energy of youth culture. We reinforce our brand image through the sponsorship of world-class athletes (including 2006 Winter Games gold medalist, Shaun White), targeted grassroots marketing events, distinctive advertising, and by producing and selling music under our Volcom Entertainment label and boardsports-influenced films through Veeco Productions, our film division. We believe our multi-faceted marketing approach integrates our brand image with the lifestyles and aspirations of our consumers.
      We seek to enhance our brand image by controlling the distribution of our products. We sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand and that provide a superior in-store experience. This strategy has enabled us to develop strong relationships with key boardsport and youth lifestyle retailers that share our focus. As of December 31, 2005, our customer base of retailers included approximately 1,100 accounts that operated approximately 2,900 store locations. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Fast-Forward, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Val Surf, West Beach and Zumiez. Our products are sold over the Internet through selected authorized online retailers. At December 31, 2005, we operated one Volcom branded retail store, 126 La Brea, in Los Angeles, California, where we are able to carry our brand message directly to our target market.
      Volcom branded products are currently sold throughout the United States and in over 40 countries internationally. We serve the United States, Canada, Central America, Japan, Korea and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. Our product revenues in the United States were $128.2 million, $93.8 million and $63.3 million for 2005, 2004 and 2003, respectively. Product revenues in the rest of the world were $28.5 million, $16.8 million and $11.1 million for 2005, 2004 and 2003, respectively. We license our brand in other areas of the world, including Europe, Australia, Indonesia, South Africa and Brazil, to entities that we believe have valuable local market insight and strong relationships with retailers in their respective territories. We receive a royalty on the sales of Volcom branded products by our licensees. In April 2005, we sold our 34% ownership interest in Volcom Europe, the Volcom licensee for Europe. Pursuant to our international growth strategy, we are currently establishing our own operations in Europe in anticipation of the expiration of our licensing agreement with our European licensee on December 31, 2006. As part of our strategy to take direct control of our European operations we have, among other things, hired a chief executive officer and chief financial officer for our European operations and, during October 2005, acquired the distributor of Volcom branded products in Switzerland.
      We were founded in 1991 by Richard Woolcott and Tucker Hall in Orange County, California, the epicenter of boardsports culture. We reincorporated in Delaware in April 2005. We believe we were the first major apparel company founded on the boardsports of skateboarding, snowboarding and surfing. Our founders set out to build a company that combined their passion for these sports with their love of art, music and film. Since that time, Richard has led a committed, talented management team to create one of the leading action sports brands in the world. Stockholders may obtain a copy of our SEC reports, free of charge, from the SEC’s website at www.sec.gov or from our website at www.volcom.com, or by writing to Investor Relations, Volcom, Inc., 1740 Monrovia Avenue, Costa Mesa, California 92627. Information contained on our website is not incorporated by reference herein.
Products
      We design and distribute an innovative collection of young mens and young womens clothing and accessories that we believe has a connection to the boardsports of skateboarding, snowboarding and surfing. Our products are created for participants in these sports, as well as those who affiliate themselves with the broader action sports youth lifestyle. All of our clothes and accessories are sold under the Volcom brand and typically retail at premium prices.
      We have four primary product categories: mens, girls, boys and snow. The principal products sold within these categories are:
      T-Shirts and Fleece. We believe our prints and designs distinguish our t-shirts and fleece from those of our competitors and are staple items for our consumers. The majority of these items display a distinctive art style, utilizing unique treatments, placements of screened images, designs and embroideries. On some of our t-shirts and fleece, we promote our Featured Artist Series, a program in which we work closely with boardsports athletes and relevant artists associated with our target market to design certain products. Most pieces prominently display the Volcom name or The Volcom Stone. The typical U.S. retail price for our t-shirts ranges from approximately $19 to $32, and from approximately $48 to $64 for our fleece.
      Tops, Jackets and Suits. Our knit and woven tops, casual jackets, blazers and suits are recognizable for their bold and creative styling. Many of our designs are built on traditional fashions, with a distinctive Volcom image or style feature that creates a distinguishing look our consumers have come to expect. The typical U.S. retail price for these items ranges from approximately $36 to $64 for knit and woven tops and approximately $50 to $190 for a casual jacket, blazer or suit.
      Bottoms. We design a variety of casual and dress pants, shorts and skirts. Our bottoms are generally made using cotton or cotton-blend fabrics. Our bottoms are designed to be both functional and distinctive and generally have one or more elements that provide a unique Volcom look. The typical U.S. retail price for our bottoms ranges from approximately $44 to $54 for shorts or skirts and approximately $50 to $70 for casual dress pants.
      Denim. We first introduced our Volcom brand jeans in 1993 and they have become one of our most popular product lines. The design and construction of our denim products is directly influenced by our skateboard team. We offer denim products in a variety of washes and fits to suit individual preferences for appearance and functionality. The typical U.S. retail price for our denim products ranges from approximately $50 to $125.
      Boardshorts. We introduced our boardshorts line in 1992. Our boardshorts are designed with input from our surf team and incorporate technical features such as welded seams, mesh paneling and enhanced waterproof zipper fly technology. Our boardshorts are known for their art inspired prints and unique embellishments. The typical U.S. retail price for our boardshorts ranges from approximately $40 to $64.
      Outerwear. Our outerwear products, which were introduced in 2000, consist of technically advanced jackets and pants that are designed to meet the demands of snowboarding and other outdoor winter sports. Our outerwear is designed with a number of technical features and fabrics and includes significant input from our snowboard team. Some of the technical aspects of our outerwear include taped and welded seam construction, waterproof zippers and our patent pending Zip-Tech jacket/pant connection system. We believe that our outerwear provides consumers with a distinctive mix of fashion and technical performance, which distinguishes it from many of our competitors’ products. The typical U.S. retail price for our outerwear ranges from approximately $100 to $290 for pants and approximately $140 to $445 for jackets.
      Accessories. We also sell a variety of accessories such as hats, wallets, ties, belts and bags to complement our clothing lines. The typical U.S. retail price for our accessories ranges from approximately $20 for hats to approximately $190 for large bags.
      Our product categories are offered in a variety of lines. Each of these lines has unique fashion and design characteristics that broaden the overall Volcom offering. We also partner with our team riders to design certain signature product styles, called Vco.Operative, such as the following:

•	denim styles designed in conjunction with team riders Geoff Rowley, Mark Appleyard, Ozzie Wright, Ryan Sheckler and Dustin Dollin;

•	a limited edition blazer designed and inspired by 2006 Winter Games gold medalist Shaun White; and

•	the Bruce Irons Amphibulator boardshort, which includes high performance features inspired and tested by professional surfer Bruce Irons.
      We also generate revenues from the sale of music produced by our label, Volcom Entertainment, and films produced by Veeco Productions, our film production division.
Product Design
      We believe that our reputation for creativity and innovation enables us to design products that continuously evolve in style and functionality while remaining attractive to consumers in our target market and to our retail accounts. We have put in place design processes that we believe allow us to respond quickly to changing consumer tastes and preferences.
      We employ a 28-person design team located in our Orange County, California headquarters. This team is organized into groups that separately focus on our mens, girls, boys and snow categories. In addition to our in-house design team, each of our international licensees employs designers and merchandisers to create products that reflect local trends, while maintaining our brand image. Our in-house design team and designers from our international licensees generally meet several times each year to collaboratively develop designs that reflect fashion trends from around the world. Additionally, design teams for each product category participate in at least three trips per year to locations known for their influence on fashion and style, such as New York, Paris, London and Tokyo. Our domestic designers and those of our international licensees share the majority of our seasonal styles, resulting in a consistent look for Volcom products sold worldwide. We also involve our team riders and core retail accounts in the design process. We believe that team rider input adds to the style and functionality of our products and reinforces the credibility and authenticity of our brand. We also believe that involving our retailers provides us with additional insight into consumer preferences.
      Our design calendar is typically organized around four major seasons: spring/summer, fall, snow and holiday. As a result of the feedback gathered from our sponsored athletes and core retailers, we are able to incorporate new looks and features into each season’s product line. These changes range from evolutions within our basic product lines to creating new fashion-forward styles.
Manufacturing and Sourcing
      We generally contract for the manufacture of each of our product lines separately based on our fabric and design requirements. We do not own or operate any manufacturing facilities, and source our products from independently-owned manufacturers. Our apparel and accessories are generally purchased or imported as finished goods, and we purchase only a limited amount of raw materials. Our manufacturers operate facilities using advanced machinery and equipment, and we believe these manufacturers represent some of the strongest in their industry. In 2005 and 2004, we imported over 75% of our products from China, India and Mexico, with Asia Pacific manufacturers producing the majority of our imported products. Our t-shirts are screened in the United States, which has resulted in short lead times and has enabled us to react quickly to reorder demand from our retailers and distributors. In response to trade safeguards recently imposed by the U.S. government on imports from China, we are currently manufacturing less than our recent historical percentage of products in China.
      We have developed a sourcing process that allows us to maintain production flexibility and to avoid the capital expenditures and ongoing costs of operating an in-house manufacturing function. During 2005, we contracted for the manufacture of our products with approximately 30 foreign manufacturers. Approximately 46%, 25% and 5% of our total product costs during 2005 and 52%, 19% and 5% of our product costs during 2004 were derived from manufacturing operations in China, Mexico and India, respectively. We also contract with three domestic screen printers. Other than Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd), two of our manufacturers located in China that accounted for 10% and 10% of our product costs during 2005, respectively, and for 12% and 11% of our product costs during 2004, respectively, no single manufacturer of finished goods accounted for more than 10% of our production expenditures during 2005 or 2004. We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. We evaluate our vendors primarily on the quality of their work, ability to deliver on time and cost. Representatives from our design and production staff visit and formally assess our foreign contract manufacturers approximately six times per year. We also use the services of third parties to assist us in quality control and to ensure that our manufacturers are in compliance with applicable labor practices. These third parties generally perform periodic social compliance audits, provide regular quality inspections, monitor delivery deadlines and assess overall vendor performance. We believe that our commitment to quality control and our monitoring procedures are an important and effective means of maintaining the quality of our products and our reputation among consumers.
      We work directly with local sourcing agents aligned with foreign contract manufacturers to direct our production needs to factories that meet our quality and timing needs. We typically choose our manufacturers based on their expertise in specific product lines. Many of our manufacturers specialize in multiple product lines, allowing us to reallocate orders, if necessary, to manufacturers with whom we have established relationships. We believe this enhances the efficiency and consistency of our sourcing operations. In addition, we maintain relationships with numerous qualified manufacturers that are available to provide additional capacity on an as-needed basis. We regularly research, test and add alternate and back-up manufacturers to our network to ensure that we maintain a constant flow of products in order to meet the needs of our retailers and distributors. In addition, we source products with multiple vendors allowing for competitive pricing and manufacturing flexibility. Based on our historical experience with a wide range of manufacturers, we believe alternate manufacturing sources are available at comparable costs.

      We arrange for the production of a majority of our products primarily based on orders received. We have traditionally received a significant portion of our customer orders prior to placement of our initial manufacturing orders. We use these early season orders, and our experience, to project overall demand for our products in order to secure manufacturing capacity and to enable our manufacturers to order sufficient raw materials. We believe that our ability to effectively forecast seasonal orders, combined with our flexible sourcing model, limits our sourcing risk, increases our ability to deliver our products to our customers on time, helps us better manage our inventory and contributes to our overall profitability.
Imports and Import Restrictions
      Our independent buying agents, primarily in China, Hong Kong, India and to a lesser extent in other foreign countries, assist us in selecting and overseeing the majority of our independent third-party manufacturing and sourcing. These agents also monitor quota and other trade regulations in addition to facilitating our quality control function.
      Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”).
      On May 23, 2005, the United States Department of Commerce imposed temporary quotas on imports of three product categories (cotton knit shirts and blouses, cotton trousers and cotton man-made fiber underwear) from China that impacted our business. On May 27, 2005, the United States imposed temporary quotas on imports of four additional categories of textile and apparel goods from China (combed cotton yarn, men’s and boys’ cotton and man-made fiber shirts, not knit, man-made fiber knit shirts and blouses, and fiber trousers) that impacted our business. Further, on November 8, 2005, the United States and China announced an agreement to continue quotas on imports of certain of these and other categories of textile and apparel goods that impact our business through December 31, 2008, with slight increases in quantities each successive year. In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of 2007. While this new arrangement does not currently affect us since our European operations are currently conducted by a licensee, the arrangement could affect us once we take direct control of our European operations in 2007. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). Additionally, China has imposed an export tax on all textile products manufactured in China; we do not believe this tax will have a material impact on our business. We do not expect the limitations on imports from China to materially affect our operations because we believe we will be able to meet our needs from countries not affected by the restrictions or tariffs or from domestic sources. We intend to closely monitor our sourcing in China to avoid disruptions.
Distribution and Sales
      We seek to enhance our brand image by controlling the distribution of our products and selling to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image. Our customer base as of December 31, 2005, included approximately 1,100 retail accounts that operate approximately 2,900 store locations. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Fast-Forward, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Val Surf, West Beach and

Zumiez. We encourage our retailers to maintain specific merchandise presentation standards. Our products are offered over the Internet through selected authorized online retailers. At December 31, 2005, we operated one Volcom branded retail store, 126 La Brea, in Los Angeles, where we believe we can best carry our brand message directly to the consumer. During 2006, we are currently planning on opening two to three Volcom branded retail stores in strategic markets in the United States. In addition to our retail accounts, we sell to distributors in Japan, Korea and Central America. We distribute our products directly in Canada.
      Our specialty retailers attract skateboarders, snowboarders and surfers who we believe have influence over fashion trends and demand for boardsports products. We focus on our relationships with these specialty retailers, as we believe they represent the foundation of the boardsports market. We collaborate with our specialty retailers by providing in-store marketing displays, which include racks, wall units and point-of-purchase materials that promote our brand image. We believe that these programs have enabled us to grow our sales within these accounts and will enable us to increase our floor space going forward. We also sponsor events and programs at our retailers such as autograph signings and boardsport demonstrations with our team riders. We believe that our relationships with our retailers are a critical element of our success.
      We maintain a national sales force of approximately 21 independent sales representatives. These representatives are compensated on a commission basis, which we believe provides them with strong incentives to promote our products. We are typically the exclusive apparel brand sold by these representatives, who may also sell complementary products, such as sunglasses or footwear, from other companies. For certain of our larger retail accounts and distributors, we manage the sales relationship in-house rather than using independent sales representatives.
      We employ an in-house sales team to serve international territories, such as Japan, Korea and Central America, which are not represented by one of our licensees. We currently have two employees dedicated to this effort who build and maintain relationships in those markets.
      In order to maintain sufficient inventories to meet the demands of our retailers, we typically pre-book orders in advance of delivery. None of our sales agreements with any of our customers provides for any rights of return. As is customary in our industry, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image.
      We inspect, sort, pack and ship substantially all of our products, other than those sold by our licensees, from our distribution center located at our headquarters in Orange County, California. We distribute our products sold in Canada through a third-party distribution center located in Kamloops, British Columbia. All products received into these distribution centers are subject to our strict quality control standards, which include cross-referencing each style back to the pre-production and fit comments, which were made throughout the production cycle, reviewing design comments against product shipments, overall shipment inspection for water or other damage by our receiving department, and garment inspection and specification measurements by our quality control department.
Licensing
      We serve Europe, Australia, Brazil, South Africa and Indonesia through license agreements with five independent licensees. We have a 13.5% ownership interest in our Australian licensee, Volcom Australia. As of December 31, 2005, Volcom branded products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia.
      Our international license agreements grant our licensees exclusive, non-transferable rights to produce and sell specified Volcom branded products in their respective geographic areas. Our licensees pay us a specified royalty rate on their sales of these products. The license agreements require the licensee to follow our quality and design standards so that all products sold by licensees are consistent with the style, image, design and quality of other products we sell. We retain the right to require each licensee to discontinue selling any product that we believe does not meet our quality and design requirements. Each licensee is also required to provide us with samples of the Volcom branded products it intends to sell.

      Our international license agreements expire as follows:

Licensee	Initial Expiration Date	Extension Termination Date

Europe	December 31, 2006	N/A
Australia	June 30, 2007	June 30, 2012
Brazil	December 31, 2008	December 31, 2013
South Africa	December 31, 2006	December 31, 2011
Indonesia	December 31, 2009	December 31, 2014
      In the future, we may assume responsibility for serving territories that are currently represented by our licensees in order to better control our international distribution and branding. We may accomplish this by acquiring some of our licensees as our license agreements expire or by establishing our operations abroad in anticipation of the expiration of our license agreements. We believe directly controlling our international distribution will result in increased international revenues and profitability. All of our license agreements, except our European license agreement, may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. We are currently establishing our own operations in Europe in anticipation of the expiration of our European license agreement on December 31, 2006. As part of our strategy to take direct control of our European operations following the termination of the license agreement, we have, among other things, hired a chief executive officer and chief financial officer for our European operations and, during October 2005, acquired the distributor of Volcom branded products in Switzerland.
Advertising and Promotion
      Our brand message blends elements of boardsports, fashion, art, music and film. We employ a multi-faceted advertising and promotion strategy. We do not generally use outside marketing agencies, preferring instead to utilize our internal marketing and art departments to create our advertisements and manage our various grassroots programs. Our advertising and promotional strategy consists of athlete sponsorship, Volcom branded events, print advertisements, music, film, our featured artist series, our Volcom branded retail store at 126 La Brea in Los Angeles and online marketing programs.

Athlete Sponsorship
      We believe that sponsoring high profile skateboarding, snowboarding and surfing athletes, as well as supporting emerging talents, is an essential promotional tool to continue building our brand. We believe our association with top athletes builds brand equity and authenticity, and strengthens the link between our products and the aspirations of our target consumers. We seek credibility in our target market by maintaining a strong sponsorship presence in our three boardsports in order to differentiate us from our competitors. In the December 2005 issue of Transworld Business Magazine, an independent industry magazine that publishes periodic rankings of boardsports athletes based on the relative volume of editorial and advertising exposure they receive in various specialized boardsports publications, Volcom sponsored athletes, Mark Appleyard, Shaun White and Bruce Irons, placed in the top three spots for exposure in skate, snow and surf, respectively.
      We sponsor domestic and international teams of leading athletes that wear our apparel, use our products and prominently display the Volcom brand and The Volcom Stone in competitions and other public appearances. We also produce films featuring our athletes, and support contests and other events in which our athletes promote our products. Some of our best-known athletes in each of our three boardsports include:

Skateboarding

•	Geoff Rowley — Geoff won the prestigious Thrasher Skater of the Year in 2001 and has been on the cover of many major skateboard publications.

•	Mark Appleyard — Mark was crowned the Transworld Street Skater of the Year in 2003, the Thrasher Skater of the Year in 2003 and won the Transworld Reader’s Choice Award for 2004.

•	Ryan Sheckler — Ryan turned professional in 2003 at the age of thirteen. Since turning professional, he has been crowned the overall winner of the Dew Action Sports Tour in the skateboard park event and the athlete of the year for the entire tour in 2005, placed first at the Vans Triple Crown in 2005, the Slam City Jam in Vancouver, Canada in 2003, the 2003 X Games Park Final, the Gravity Games in 2003 and the LG Action Sports Contest in 2004. He also placed second at the 2005 World Globe Cup. Ryan is featured in the 2005 version of Tony Hawk’s Underground video game. In addition, Ryan won the 2006 Champion of Globe’s Global Assault skateboard contest in Australia. Ryan was also selected as one of Sport Illustrated’s Top 10 Crowd Pleasers of 2005.

•	Lauren Perkins — Lauren is a young skateboarder from Huntington Beach, California. She recently placed second at the Globe World Championship in Australia. Lauren was also recently featured on the cover of the women’s action sports magazine, SG.

Snowboarding

•	Shaun White — Shaun is one of the most versatile boardsport athletes in the world, performing at a championship level in both snowboarding and skateboarding. Shaun’s many achievements include: 2006 Winter Olympics gold medalist in the snowboard halfpipe, four-time X Games Champion, two-time Session-At-Vail Champion, Nippon Open Champion, Grand Prix in Lake Placid Champion, Air & Style Champion, Arctic Challenge Champion, U.S. Open Champion, and Vans Triple Crown Slopestyle and Super-Pipe Champion.

•	Terje Haakonsen — Terje’s championships include, among others, two-time Air & Style Champion, three-time U.S. Open Half-Pipe Champion, three-time International Snowboard Federation World Half-Pipe Champion, six-time Mt. Baker Banked Slalom Champion and five-time European Half-Pipe Champion.

•	Bjorn Leines — Bjorn placed fourth in Slopestyle at the 2005 X Games, won the 2003 Red Bull Heavy Metal, has twice been ranked second by Snowboarder magazine for Rider of the Year, is a featured rider in Xbox games Amped and Amped 2 and has been a Transworld Snowboarding Magazine Reader’s Choice Award nominee.

•	Janna Meyen — Janna is a 2004, 2005 and 2006 X Games gold medalist and was crowned the 2004 Women’s Rider of the Year by Transworld Snowboarding Magazine. Her abilities range from big mountain riding to halfpipe, slopestyle and handrails.

Surfing

•	Bruce Irons — Bruce is on his second year of the Association of Surfing Professionals, or ASP, World Championship Tour, or WCT. Bruce won the 2005 Eddie Aikau Big Wave Invitational at Waimea Bay in Hawaii and the Mr. Price Pro, a six-star WQS event. Bruce has also won the prestigious WCT Pipemasters event, held at the Banzai Pipeline on the North Shore of Oahu. Bruce has consistently been voted in the top ten of the annual Surfer Magazine readers’ choice poll and was voted ASP Rookie of the Year for the 2004 WCT season.

•	Dean Morrison — Dean is one of the best Australian surfers and is also on the ASP WCT. He won the WCT event at his home break at Snapper Rock, Australia in 2003. Dean has also been featured on many major magazine covers in Australia.

•	Claire Bevilacqua — In February 2006, Claire was crowned the 2005 ASP Women’s Rookie of the Year. Claire placed sixth in the 2004 World Qualifying Series and placed third in the 2005 Bells Beach, Australia WCT contest.
      We sponsor additional high profile boardsport athletes. Some of these athletes include Dustin Dollin, Rune Glifberg, Darrell Stanton, Caswell Berry, Wille Yli-Luoma, Seth Huot, Gigi Ruf, Gavin Beschen and Ozzie Wright.

      We have contractual relationships with our sponsored athletes whereby we compensate them for promoting our products. Sponsorship arrangements are typically structured to give our athletes financial incentives to maintain a highly visible profile. Our contracts typically grant us an unlimited license for the use of the athletes’ names and likenesses, and typically require the athletes to maintain exclusive association with our apparel. In turn, we agree to make cash payments to the athletes for various public appearances, magazine exposure and competitive victories while wearing our products. In addition to cash payments, we also generally provide limited free products for the athletes’ use, and fund some travel expenses incurred by sponsored athletes in conjunction with promoting our products.

Volcom Branded Events
      An important aspect of our marketing platform is our creation and support of grassroots skateboard, snowboard and surfing events in markets worldwide. We describe the driving philosophy behind many of these events as “Let The Kids Ride Free,” which we believe embodies our anti-establishment brand image. We believe that these events help our brand reach a wide audience within our target market. Hundreds of competitors and spectators typically attend these events.
      We run a separate contest series for each of skateboarding, snowboarding and surfing. These contests include the Wild in the Parks Skate Series, the Peanut Butter and Rail Jam Snow Series and the Totally Crustaceous Surf Series. These contests are held around the world both by us and by our international licensees. At these events, we emphasize fun and excitement for participants and fans. The contests are open on a first-come, first-served basis and entry is free, so amateurs and first time competitors can compete alongside professionals. Additionally, free beverages and food are often provided, along with giveaways from us and other companies.
      We organize, produce and manage these events through our internal marketing department, which is responsible for choosing venues, arranging sponsored athlete attendance, marketing and working at each contest. By promoting Volcom branded events throughout the year, we are able to collect consumer feedback and insight that, we believe, allows us to keep our brand connected to our target market and enables us to keep our products fresh and relevant.

Print Advertisements
      We place the majority of our print advertisements in boardsports magazines such as Thrasher, Transworld Skateboarding and Snowboarding, Snowboarder, Surfing and Surfer. We also advertise in fashion lifestyle magazines such as Anthem, Flaunt and Tokion. We combine athletes, lifestyle, innovative visual designs and our unique style into our advertisements. Our internal art department designs all of our advertisements, including most of those placed in international publications to support our licensees. We do not generally use outside advertising agencies. By maintaining complete creative control of our advertisements, we are able to ensure that our brand image remains consistent with our heritage and passion for action sports. We currently design and place approximately 30 different advertisements per month in publications that we believe effectively reach our target market.

Music
      We operate our own music label, Volcom Entertainment, which identifies and signs musical artists and produces and distributes CDs through our retail accounts, music retailers and online distribution channels. Some of our best-known artists include ASG, a rock band from Wilmington, North Carolina; Valient Thorr, a rock band from Chapel Hill, North Carolina; and Riverboat Gamblers, a rock band from Austin, Texas. We believe that this component of our marketing platform provides us with a creative and artistic medium to connect with our target market and differentiates us from our competitors. As of December 31, 2005, our music label had distributed over 50 titles and sold over 250,000 units worldwide.
      While we currently generate modest revenues from sales of music, these products reinforce our brand image. To promote our music artists, we have operated “The Volcom Stage” since 1999 as part of the Vans Warped Tour, an annual music festival. We also operate and sponsor an annual music competition for unsigned rock bands called the “Band Joust.” Additionally, our bands play at tradeshows, account demonstrations and other Volcom events. We have entered into a distribution arrangement with WEA Rock LLC, pursuant to which ADA, a music distribution company owned by Warner Music Group, distributes our music. This arrangement provides us with a greater array of distribution options for our bands. We intend to continue to promote Volcom Entertainment as an enhancement to our brand.

Film
      We produce skateboarding, snowboarding and surfing films that feature our sponsored athletes through Veeco Productions, our film production division. We started this division in 1993, and believe that our films, like our music, are an integral part of our marketing and branding efforts, and may provide meaningful sales in the future.
      Veeco has produced over 15 films including Alive We Ride, The Garden, Subjekt: Haakonsen, Magnaplasm, Chichagof and The Bruce Movie. Our films have been critically acclaimed and have won awards such as Best Core Film at the X-Dance Film Festival, Best Cinematography for a Snow Movie at the Unvailed Band and Board Event, Surfer Magazine’s Video of the Year and Surfer Magazine’s Video Award for Best Performance by a Male Surfer (Bruce Irons — twice). In our films, we feature Volcom team riders such as Geoff Rowley, Shaun White, Terje Haakonsen and Bruce Irons wearing Volcom branded products, which emphasizes our boardsports heritage and close association with leading boardsports athletes. Our films are distributed to our retail customers, as well as music and video stores and rental chains. We have typically produced and distributed approximately one to two new films per year, and we are currently working on a surf film that we anticipate releasing in March 2006 and a snowboard film that we anticipate releasing in late 2006.

Featured Artist Series
      In 1995, we introduced the Volcom Featured Artist Series. This series was developed to showcase the artistic depth of our brand. We produce t-shirts and other products featuring the artwork of team riders, employees and other talented artists affiliated with us and the action sports community. The art created by our featured artists has been shown in art shows around the world, including exclusive exhibits at our 126 La Brea retail store in Los Angeles. The Volcom Featured Artist Series is important to our brand and differentiates us from our competition.

Retail
      We currently operate one Volcom branded retail store, 126 La Brea, in Los Angeles. We believe that operating a company-owned, branded retail store is an effective way for us to promote our products, athletes and brand image. The 126 La Brea store is currently profitable and is stocked with much of our product line, as well as limited edition goods only available in our store. Our 126 La Brea store regularly hosts events with our athletes, Volcom featured artists and musicians, which attract consumers and enable us to showcase our brand. The design and layout of the store, which includes an assortment of our apparel, art presentations, a music listening station with Volcom Entertainment titles and a Veeco Productions section with all of our film titles, exemplifies our philosophy of change and youth culture. We are evaluating a limited number of markets for future Volcom stores. During 2006, we are currently planning on opening two to three Volcom branded stores in strategic markets in the United States. Our licensees currently operate Volcom branded retail stores in such places as Kuta Beach, Bali and Hossegor, France, which are two of the most famous surfing destinations in the world.

Online Marketing
      Our website, located at www.volcom.com, serves as an additional medium for us to communicate our brand message. Visitors to our website are able to view our full line of apparel and accessories, read news releases, learn about our team riders and view information about our Volcom branded events. Our website offers a directory of our traditional, store-based retailers and we sell our films and music direct to consumers on our website. We do not generally sell apparel on our website, other than certain Volcom Entertainment products, but we do provide links to select online retailers. As a means to further connect with our core consumers, we allow visitors to sign-up for email distribution of periodic news releases as well as updates on our product line, team riders and Volcom branded events. Information contained on our website does not constitute part of, nor is it incorporated into, this Form 10-K.

Competition
      We compete globally with companies of various size and scale, many of whom are significantly larger than we are and have substantially greater resources than we have. We believe our most significant direct competitors currently include Quiksilver Inc., including the Quiksilver, Roxy and DC brands; Billabong International Limited, including the Billabong and Element brands; and Burton. We also compete with smaller companies that focus on one or more boardsport segments. The boardsports market is susceptible to rapid changes in consumer preferences, which could affect acceptance of our products.
      We compete primarily on the basis of successful brand management and recognition, marketing and product design, style, performance and quality. We believe that we compete favorably with our competitors on these bases, although because several of our competitors are public companies with greater resources than we have, they have been able to allocate these resources toward brand building and marketing programs that are greater in scope and size than ours. In order to further our success and continued growth we believe it will be necessary to:

•	maintain our reputation as a popular lifestyle brand among the skateboarding, snowboarding and surfing community and others who associate themselves with the action sports youth lifestyle;

•	continue to develop and respond to global fashion and lifestyle trends in our target market;

•	advance our brand as an authentic, “anti-establishment” brand while continuing to grow as a global business;

•	design stylish, high quality products at appropriate prices for our target market; and

•	continue to convey our lifestyle message to our target market worldwide.
Principal Customers
      As of December 31, 2005, our customer base included approximately 1,100 accounts that operated approximately 2,900 store locations and 11 distributors in international territories not serviced by one of our licensees. In 2005, 2004 and 2003, 47%, 44% and 40%, respectively, of our product revenues were derived from our five largest customers. Other than Pacific Sunwear, which accounted for 29%, 27% and 22% of our product revenues in 2005, 2004 and 2003, respectively, no single customer accounted for more than 10% of our product revenues during 2005, 2004 or 2003.
Credit and Collection
      We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of products within our snow category, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. However, throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s creditworthiness. We continually monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collections issues that are identified. While such credit losses have historically been within our expectations and reserves, we cannot assure you that we will continue to experience the same credit loss rates we have experienced in the past.

Trademarks
      We own the Volcom and Volcom Stone Design trademarks and various combinations of these marks in approximately 100 countries around the world. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are mainly for use on apparel and related accessories and for retail services. We also apply for and register our Volcom Entertainment and Veeco Productions trademarks in the United States and internationally mainly for use with our music and film products. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. Trademarks registered outside of the United States typically have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application.
Government Regulation
      Our products are subject to governmental health safety regulations in most countries where they are sold, including the United States, the European Union and Australia, as well as import duties and tariffs on products being imported into countries outside of the United States. In addition, we are subject to various state and Federal regulations generally applicable to similar businesses. We regularly inspect our production techniques and standards for compliance with applicable requirements including the Customs Trade Partnership Act Against Terrorism.
Management Information Systems
      We use an integrated software package called Full Circletm for substantially all of our operations. The Full Circletm package is specifically designed for apparel distributors and producers. This software package is used for stock keeping unit, or SKU, management and classification inventory tracking, purchase order management, merchandise distribution, automated ticket generation, general ledger functions, sales auditing, accounts payable management and integrated financial management. The system provides summary data for all departments and a daily executive summary report used by management to observe business and financial trends.
Employees
      We believe our employees are among our most valuable resources and have been an important part of our success. As of December 31, 2005, we had a total of 181 full-time employees, including 35 in sales and marketing, 27 in general and administration, 28 in design and development, 24 in manufacturing support and 46 in warehousing operations. We are not party to any labor agreements and none of our employees is represented by a labor union. We consider our relationship with our employees to be excellent and have never experienced a work stoppage.

ITEM 1A.	RISK FACTORS
      Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

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
      We have experienced rapid growth since our inception, and have increased our revenues from $44.0 million in 2001 to $160.0 million in 2005. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.

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
      Since 1996, we have conducted our operations in Europe through a licensee. Our European licensing revenues were $1.7 million, $1.5 million and $0.9 million in 2005, 2004 and 2003 respectively. We are currently establishing our own operations in Europe in anticipation of our licensing agreement with our European licensee expiring on December 31, 2006. In preparation for this transition we have, among other things, hired a chief executive officer and chief financial officer for our European operations and, during October 2005, acquired the distributor of Volcom branded products in Switzerland. We expect to experience a decrease in our overall licensing revenues and an increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. While we will incur significant costs associated with taking direct control of our European operations during 2006 and 2007, we will not receive any additional revenues from these efforts until the second half of 2007. We anticipate that establishing these European operations will also require increased time and effort of our senior management, which could otherwise be focused on our current operations. If we are unable to successfully initiate and manage our European operations, it may place additional strain on our management team and adversely affect our financial condition and results of operations.

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
      Pacific Sunwear accounted for approximately 29% of our product revenues in 2005 and approximately 27% of our product revenues in 2004. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Because Pacific Sunwear has represented such a significant amount of our product revenues in recent years, our results of operations could be adversely affected if Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products or no longer purchase our products.

We do not have long-term contracts with any of our retailers, and the loss of orders for our products from our retailers may have a material adverse effect on our operating results.
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
      We face the risk that the manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis or at all. Our products are generally produced by independent, foreign manufacturers. In 2005, we used approximately 30 of such manufacturers. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages or untimely deliveries of certain products, either of which could harm our business.

If the United States continues to impose tariffs and import quota restrictions on products manufactured in China and we are unable to obtain sufficient product from countries other than China or from domestic sources, or if the products we obtain from these other countries or domestic sources are of insufficient quality, it could materially affect our gross margin and financial performance.
      Virtually all of our merchandise imported into the United States is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership into the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). On May 23, 2005, the United States Department of Commerce imposed temporary quotas on imports of three product categories (cotton knit shirts and blouses, cotton trousers and cotton man-made fiber underwear) from China that impacted our business. On May 27, 2005, the United States imposed temporary quotas on imports of four additional categories of textile and apparel goods from China (combed cotton yarn, men’s and boys’ cotton and man-made fiber shirts, not knit, man-made fiber knit shirts and blouses, and fiber trousers) that impacted our business. Further, on November 8, 2005, the United States and China announced an agreement to continue quotas on imports of certain of these and other categories of textile and apparel goods that impact our business through December 31, 2008, with slight increases in quantities each successive year. In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of 2007. While this new arrangement does not materially affect us since our European operations are currently conducted by a licensee, the arrangement could affect us once we take direct control of our European operations in 2007. Additionally, China has imposed an export tax on all textile products manufactured in China. The establishment of these quotas or additional quotas or duties could cause disruption in our supply chain and could materially adversely affect our gross margin and financial performance.

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
      Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Ningbo Jehson Textiles and China Ningbo CIXI, which recently changed its name to Dragon Crowd, accounted for 10% and 10%, respectively, of our product costs in 2005, and 12% and 11%, respectively, of our product costs in 2004. A loss of either or both of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.

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
      Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. In the past, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the fall and holiday seasons, and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. Because a substantial portion of our operating income is derived from our third and fourth quarter revenues, a shortfall in expected third and fourth quarter revenues would cause our annual operating results to suffer significantly.

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
      We and our international licensees are subject to risks inherent in international business, many of which are beyond our and our licensees’ control, including:

•	difficulties obtaining domestic and foreign export, import and other governmental approvals, permits and licenses, and compliance with foreign laws, which could halt, interrupt or delay our operations if we cannot obtain such approvals, permits and licenses;

•	difficulties encountered by our international licensees or us in staffing and managing foreign operations or international sales;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable and royalty payments;

•	trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where a large portion of our products are manufactured, which could force us to seek alternate manufacturing sources or increase our expenses;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings and effects on our effective income tax rate due to profits generated or lost in foreign countries;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions; and

•	natural disasters.
      Any of these factors could reduce our revenues, decrease our gross margins or increase our expenses and could materially adversely affect our revenues and results of operations. To the extent that we establish our own operations in international territories where we currently utilize a licensee, such as in Europe, we will increasingly become subject to risks associated with operating outside of the United States.

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
      We are currently performing the system and process documentation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This process is both costly and challenging. During this process, if we identify one or more material weaknesses in our internal controls over financial reporting which is not remediated as of December 31, 2006, we will be unable to assert that such internal controls are effective. During the audit of our 2005 consolidated financial statements, our independent registered public accounting firm issued a letter noting certain deficiencies in the design of our internal controls that they deemed to constitute reportable conditions. The reportable conditions related to insufficient segregation of duties, information technology security issues and access control over the maintenance and updates to our accounting system. We are currently in the process of attempting to remediate such conditions.
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

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
      As of December 31, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 33.3% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott owns approximately 13.2% and 16.2%, respectively, of the 24,214,120 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The market price of our common stock is highly volatile and may result in investors selling shares of our common stock at a loss.
      The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None

ITEM 2.	PROPERTIES
      Our executive, administrative, warehousing and distribution offices are located in Costa Mesa, California, where we lease 86,000 square feet of space pursuant to a lease that expires in July 2009 with an option to extend through July 2014. In addition, we lease various smaller properties for sales and marketing office space. We believe that our current facilities are adequate to meet our needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS
      We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
      Our common stock has traded on the Nasdaq National Market under the symbol “VLCM” since June 30, 2005. Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the Nasdaq National Market:

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2005
Second Quarter (June 30, 2005)	$26.77	$26.77
Third Quarter (September 30, 2005)	$35.77	$25.10
Fourth Quarter (December 31, 2005)	$35.68	$26.24
      The approximate number of holders of record of our common stock as of March 1, 2006 was 31.
      On March 1, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $34.65 per share.
Dividend Policy
      We have never declared or paid any dividends on our common stock since our initial public offering. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant.
Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities
      We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2005.
Use of Proceeds
      We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland and $0.3 million for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that we believe are complimentary to our own.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$156,716	$110,601	$74,389	$56,302	$43,176
Licensing revenues	3,235	2,574	1,877	833	855

Total revenues	159,951	113,175	76,266	57,135	44,031
Cost of goods sold	78,632	58,205	39,384	31,184	26,294

Gross profit	81,319	54,970	36,882	25,951	17,737
Selling, general and administrative expenses	42,939	30,585	22,919	18,123	14,250

Operating income	38,380	24,385	13,963	7,828	3,487
Other income (expense)	1,101	(6)	106	(129)	(313)

Income before provision for income taxes	39,481	24,379	14,069	7,699	3,174
Provision for income taxes(1)	10,475	374	214	215	1,252

Income before equity in earnings of investee	29,006	24,005	13,855	7,484	1,922
Equity in earnings of investee	331	588	407	129	143

Net income	$29,337	$24,593	$14,262	$7,613	$2,065

Net income per share:
Basic	$1.36	$1.28	$0.75	$0.41	$0.11
Diluted	$1.34	$1.26	$0.73	$0.39	$0.11
Weighted average shares outstanding:
Basic	21,627,821	19,142,275	19,054,109	18,771,059	17,994,703
Diluted	21,839,626	19,534,945	19,530,873	19,513,969	19,543,894

(1)	For Federal and state income tax purposes we had elected to be treated as an S corporation from January 1, 2002 until our initial public offering on June 29, 2005, and during that period we were not subject to Federal or state income taxes, other than California franchise taxes of 1.5% on our corporate income. For 2001 we were, and for all periods from and after June 29, 2005, we have become, subject to the Federal and state income taxes applicable to a C corporation. As a result, our provision for income taxes, net income and net income per share data for 2004, 2003 and 2002 are not comparable to our provision for income taxes, net income and net income per share data for 2005 and 2001.

	Year Ended December 31,

	2005	2004	2003	2002

	(In thousands, except share and per share data)
Pro Forma Net Income Data(1):
Income before provision for income taxes, as reported	$39,481	$24,379	$14,069	$7,699
Pro forma provision for income taxes	16,223	10,178	5,909	3,197

Pro forma income before equity in earnings of investee	23,258	14,201	8,160	4,502
Equity in earnings of investee	331	588	407	129

Pro forma net income	$23,589	$14,789	$8,567	$4,631

Pro forma net income per share:
Basic	$1.09	$0.77
Diluted	$1.08	$0.76
Pro forma weighted average shares outstanding:
Basic	21,627,821	19,142,275
Diluted	21,839,626	19,534,945

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,712	$10,359	$5,079	$1,141	$418
Working capital	98,470	27,041	16,595	8,209	3,772
Total assets	111,381	35,886	22,601	13,902	10,415
Long-term capital lease obligations, less current portion	183	256	160	45	69
Total stockholders’ equity	102,680	29,502	18,044	9,019	4,156

(1)	Pro forma net income data reflects the provision for income taxes that would have been recorded had we been subject to Federal and state income taxes as a C corporation, and not been exempt from paying income taxes other than California franchise taxes due to our S corporation election, from January 1, 2002 to June 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in “Risk Factors” and elsewhere in this Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-K after the date of this Form 10-K, except as required by law.
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
      Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Central America, Japan, Korea and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, we sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of December 31, 2005, our customer base of retailers included approximately 1,100 accounts that operated approximately 2,900 store locations. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Switzerland, all of our sales are denominated in U.S. dollars.
      In Europe, Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. We are currently establishing our own operations in Europe in anticipation of our licensing agreement with our European licensee expiring on December 31, 2006. We expect to experience a decrease in our licensing revenues once our European license agreement expires and an increase in our selling, general and administrative expense while we build the necessary infrastructure and hire employees to establish our own operations in Europe. However, we anticipate our product revenues will begin to increase in Europe in the second half of 2007 once we have established our operations in this territory.
      As part of our strategy to take direct control of our European operations, we have recently hired a chief executive officer and chief financial officer to guide our European operations. Both of these individuals have experience in the European boardsports industry. We also recently acquired Welcom Distribution SARL, or Welcom, the distributor of Volcom branded products in Switzerland. We purchased all of the outstanding capital stock of Welcom for a purchase price of $1.5 million in cash, excluding transaction costs. The acquisition was effective on October 25, 2005, and we have included the operations of Welcom in our financial results from October 26, 2005 going forward.
      Our revenues increased from $44.0 million in 2001 to $160.0 million in 2005. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.
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
      Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods, which increased our gross margin as a percentage of revenues and our profitability for the year ended December 31, 2005. However, since the elimination of quota on January 1, 2005, the United States has imposed a series of quotas that impacted our business and on November 8, 2005, the United States and China announced an agreement to continue quotas on certain categories of goods that will impact our business through December 31, 2008. While we do not believe the limitations on imports from China will have a material affect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.
      Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 32.4% in 2001 to 26.8% in 2005. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, we expect our selling, general and administrative expenses to increase in absolute dollars, and possibly as a percentage of revenues, in future periods as we continue to hire additional personnel and develop our infrastructure domestically and abroad, increase our brand recognition through advertising and marketing, incur additional expenses associated with operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002, and as we begin to recognize compensation expense associated with stock options as required by Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, beginning January 1, 2006.

Critical Accounting Policies
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

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

Accounts Receivable
      Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain an allowance for doubtful accounts based on our historical experience and any specific customer collection issues that have been identified. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but we cannot assure you that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our customers could have an adverse impact on our profits.

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

Goodwill and Intangible Assets
      We account for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income.

Long-Lived Assets
      We acquire assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

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
      On April 1, 2005, we sold our 34% investment in Volcom Europe, our European licensee, for $1.4 million. Under the terms of the sale agreement, Volcom Europe will continue to function as our licensee until the expiration of its license agreement on December 31, 2006. During 2005, we recorded $0.3 million of earnings attributable to this equity method investee, which reflects our share of Volcom Europe’s earnings of $0.6 million, offset by an impairment charge of $0.3 million to reduce the carrying amount of our investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated foreign currency translation adjustments related to our investment in Volcom Europe of $0.2 million, we recorded no gain or loss on the sale of our investment in Volcom Europe in April 2005.

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

Income Taxes
      On June 29, 2005 we changed our tax status from an S corporation to a C corporation. For Federal and state income tax purposes we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws from January 1, 2002 until our initial public offering on June 29, 2005. Therefore, no provision or liability for Federal or state income tax has been included in our consolidated financial statements for 2004, 2003, 2002 and the period from January 1, 2005 to June 29, 2005, except that we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was included in our consolidated financial statements for those periods. Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an annual effective tax rate.
      Upon the change in our tax status we established and recorded our deferred income taxes at our C corporation effective tax rate. Management’s judgment is required in assessing the realizability of our deferred tax assets. We consider the reversal of taxable temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets that had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Foreign Currency Translation
      Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. As a result, we are exposed to transaction gains and losses that result from movements in foreign currency exchange rates between the local Canadian currency and the U.S. dollar. As our Canadian sales, accounts receivable, accounts payable and Canadian cash balance are a small portion of our revenues, assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations, therefore we are exposed to foreign currency risk. Changes in our assets and liabilities that are denominated in Canadian dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations.
      A small portion of our sales have been made in Switzerland, where we operate with the Swiss Franc as our functional currency. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
General
      Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer apparel and accessory products in four main categories: mens, girls, boys and snow. Product revenues also include revenues from music and film sales. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on product sales by our international licensees in Europe, Australia, Indonesia, South Africa and Brazil.
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
Results of Operations
      The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Year Ended December 31,

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	49.2	51.4	51.6

Gross profit	50.8	48.6	48.4
Selling, general and administrative expenses	26.8	27.0	30.1

Operating income	24.0	21.6	18.3
Other income (expense)	0.7	(0.1)	0.1

Income before provision for income taxes	24.7	21.5	18.4
Provision for income taxes	6.5	0.3	0.2

Income before equity in earnings of investee	18.2	21.2	18.2
Equity in earnings of investee	0.1	0.5	0.5

Net income	18.3%	21.7%	18.7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues
      Revenues in 2005 were $160.0 million, an increase of $46.8 million, or 41.3%, compared to $113.2 million in 2004. Revenues from our top five customers were $73.6 million in 2005, an increase of $25.0 million, or 51.5%, compared to $48.6 million in 2004, with Pacific Sunwear accounting for $14.7 million of the $25.0 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
      Product revenues increased $46.1 million, or 41.7%, in 2005 to $156.7 million from $110.6 million in 2004. Of the $46.1 million increase in product revenues, increases in mens products and girls products accounted for $41.9 million of that increase. Revenues from mens products increased $25.8 million, or 42.0%, to $87.3 million in 2005, compared to $61.5 million in 2004, and revenues from girls products increased $16.1 million, or 45.5%, to $51.5 million in 2005 compared to $35.4 million in 2004.
      Licensing revenues increased 25.7% to $3.2 million in 2005 from $2.6 million in 2004. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
      Product revenues in the United States were $128.2 million, or 81.8% of our product revenues, and $93.8 million, or 84.8% of our product revenues, in 2005 and 2004, respectively. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $28.5 million, or 18.2% of our product revenues, and $16.8 million, or 15.2% of our product revenues, in 2005 and 2004, respectively.

Gross Profit
      In 2005, gross profit increased $26.3 million, or 47.9%, to $81.3 million compared to $55.0 million in 2004. Gross profit as a percentage of revenues, or gross margin, in 2005 increased 2.2% to 50.8% compared to 48.6% in 2004. Gross margin related specifically to product revenues increased 2.4% to 49.8% in 2005 compared to 47.4% in 2004. The gross margin increase was largely driven by the WTO’s elimination of the quota system on our imports from China effective January 1, 2005, as well as more accurate demand forecasting and better inventory management, which decreased the need to sell our products at discount or close-out prices.

Selling, General and Administrative Expenses
      In 2005, selling, general and administrative expenses increased $12.4 million, or 40.4%, to $42.9 million compared to $30.6 million in 2004. The increase in absolute dollars was due primarily to a $1.0 million settlement cost related to litigation with a former customer, increased payroll and payroll-related expenses of $3.7 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $2.2 million resulting from our increased product revenues, increased accounting, legal and consulting costs of $1.6 million associated with preparing to operate and operating as a public company and increased advertising and marketing expenses of $2.8 million. As a percentage of revenues, selling, general and administrative expenses decreased to 26.8% in 2005 from 27.0% in 2004. The 0.2% decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the leveraging of our fixed costs over increased revenues. We expect selling, general and administrative expenses to increase as we begin to take direct control over our European operations.

Operating Income
      As a result of the factors above, operating income in 2005 increased $14.0 million to $38.4 million compared to $24.4 million in 2004. Operating income as a percentage of revenues increased to 24.0% in 2005 from 21.6% in 2004.

Other Income (Expense)
      Other income (expense) primarily includes net interest income (expense) and foreign currency gains and losses. Interest income in 2005 was $1.0 million compared to interest expense of $6,000 in 2004. This increase in interest income was due to the significant increase in our cash and cash equivalent balances as a result of the proceeds from our initial public offering, which closed in July 2005. Foreign currency gain (loss) increased to a $0.1 million gain in 2005 compared to a $100 gain in 2004 due to fluctuations in the Canadian dollar exchange rate.

Provision for Income Taxes
      On June 29, 2005, we changed our tax status from an S corporation to a C corporation. For the period from January 1, 2002 to June 29, 2005, for Federal and state income tax purposes, we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax had been included in our consolidated financial statements for that period, except that we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was included in our consolidated financial statements for that period.
      Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an annual effective tax rate. Upon the change in our tax status, we established and recorded a net deferred tax asset of $0.4 million to reflect our deferred income taxes at our C corporation effective tax rate. As a result of this change in tax status, our provision for income taxes increased $10.1 million to $10.5 million in 2005 compared to $0.4 million in 2004. On a pro forma basis, using an estimated annual effective tax rate for both periods of 40.8%, our provision for income taxes would have been $16.2 million in 2005 compared to $10.2 million in 2004.

Net Income
      As a result of the factors above, net income increased $4.7 million, or 19.3%, to $29.3 million in 2005 from $24.6 million in 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues
      Revenues in 2004 were $113.2 million, an increase of $36.9 million, or 48.4%, compared to $76.3 million in 2003. Revenues from our top five customers were $48.6 million in 2004, an increase of $19.2 million, or 65.5%, compared to $29.4 million in 2003, with Pacific Sunwear accounting for $13.8 million of the $19.2 million increase. We believe our continued revenue growth was driven primarily by increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers opened additional stores over the year and those store openings likely contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. The average selling price of our products remained relatively consistent with that of the prior year.
      Product revenues increased $36.2 million, or 48.7%, in 2004 to $110.6 million from $74.4 million in 2003. We believe the increase in product revenues in 2004 resulted primarily from increased demand across all of our product categories. Of the $36.2 million increase in product revenues, increases in mens products and girls products accounted for $32.5 million of that increase. Revenues from mens products increased $18.9 million, or 44.3%, to $61.5 million in 2004 from $42.6 million in 2003, and revenues from girls products increased $13.6 million, or 62.4%, to $35.4 million in 2004 from $21.8 million in 2003.
      Licensing revenues increased 37.1% to $2.6 million in 2004 from $1.9 million in 2003. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
      Product revenues in the United States were $93.8 million, or 84.8% of our product revenues, and $63.3 million, or 85.1% of our product revenues in 2004 and 2003, respectively. Product revenues in the rest of the world consist primarily of product revenues from Canada and Japan and do not include sales by our international licensees. Product revenues in the rest of the world were $16.8 million, or 15.2% of our product revenues, and $11.1 million, or 14.9% of our product revenues in 2004 and 2003, respectively.

Gross Profit
      In 2004, gross profit increased $18.1 million, or 49.0%, to $55.0 million compared to $36.9 million in 2003. Gross profit as a percentage of revenues, or gross margin, in 2004 increased 0.2% to 48.6% compared to 48.4% in 2003. Gross margin related specifically to product revenues increased 0.3% to 47.4% in 2004 compared to 47.1% in 2003. This gross margin increase was largely driven by more accurate demand forecasting and better inventory management, which decreased the need to sell our products at discount or close-out prices.

Selling, General and Administrative Expenses
      In 2004, selling, general and administrative expenses increased $7.7 million, or 33.4%, to $30.6 million compared to $22.9 million in 2003. This increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $2.0 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $1.5 million resulting from our increased product revenues and increased advertising and marketing expenses of $1.5 million. Also included in selling, general and administrative expenses for 2004 are $0.9 million of outside legal fees related to a lawsuit brought against us by a former customer, an increase of $0.6 million over the $0.3 million in outside legal fees recorded in 2003 related to the same lawsuit. As a percentage of revenues, selling, general and administrative expenses decreased to 27.0% in 2004 from 30.1% in 2003, in part due to the leveraging of our fixed costs over increased revenues.

Operating Income
      As a result of the factors above, operating income for 2004 increased $10.4 million to $24.4 million compared to $14.0 million in 2003. Operating income as a percentage of revenues increased to 21.6% in 2004 from 18.3% in 2003.

Other Income (Expense)
      Other income (expense) primarily includes net interest expense and foreign currency gains and losses. Interest expense in 2004 was $6,000 compared to interest expense of $30,000 in 2003. This was primarily due to reduced borrowings under our credit facility in 2004 compared to 2003. Foreign currency gains decreased in 2004 to $100 compared to $136,000 in 2003 due to fluctuations in the Canadian exchange rate during 2004, as well as a loss on a forward exchange contract.

Provision for Income Taxes
      For Federal and state income tax purposes, we had elected to be treated as an S corporation from January 1, 2002 until our initial public offering on June 29, 2005, and during that period we were not subject to Federal or state income taxes, other than California franchise taxes of 1.5% on our corporate income. Our provision for income taxes was $0.4 million in 2004 and $0.2 million in 2003. We terminated our S corporation status upon our initial public offering, and we have become subject to Federal and state income taxes applicable to a C corporation. On a pro forma basis, assuming we had been taxed as a C corporation, our provision for income taxes would have been $10.2 million in 2004 and $5.9 million in 2003.

Net Income
      As a result of the factors above, net income increased $10.3 million, or 72.4%, to $24.6 million in 2004 from $14.3 million in 2003.
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
      The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash and cash equivalents at beginning of period	$10,359	$5,079	$1,141
Cash flow from operating activities	22,985	19,424	10,819
Cash flow from investing activities	(2,657)	(811)	(257)
Cash flow from financing activities	41,041	(13,333)	(6,624)
Effect of exchange rate changes on cash	(16)	—	—

Cash and cash equivalents at end of period	$71,712	$10,359	$5,079

      As of December 31, 2005, we had $71.7 million in cash and cash equivalents compared to $10.4 million in cash and cash equivalents as of December 31, 2004. The increase in cash and cash equivalents primarily reflects the completion of the initial public offering of our common stock in July 2005 whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. In July 2005, subsequent to the closing of the initial public offering, we used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders.
      Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. In 2005 and 2004, cash from operating activities was $23.0 million and $19.4 million, respectively. The $3.6 million increase in cash from operating activities between the periods was primarily a result of an increase in net income of $4.7 million, an increase in the tax benefits related to the exercise of stock options of $2.8 million, and changes in accounts receivable and accrued expenses offset by a change in inventories, prepaid expenses and other current assets, deferred income taxes and accounts payable. In 2005, the increase in accounts receivable used cash of $4.2 million compared to $6.8 million in 2004, resulting in a decrease in cash used of $2.6 million. In addition, in 2005, the increase in accrued expenses provided cash of $1.2 million compared to $0.3 million in 2004, resulting in an increase in cash provided of $0.9 million. The change in inventories, prepaid expenses and other current assets and deferred income taxes used cash of $7.0 million in 2005 compared to $0.1 million in 2004, resulting in a decrease in cash provided of $6.9 million. In addition, in 2005, the increase in accounts payable provided cash of $0.8 million compared to $1.5 million in 2004, resulting in a decrease in cash provided of $0.7 million.
      Cash used in investing activities was $2.7 million and $0.8 million in 2005 and 2004, respectively. The increase in cash used in investing activities was primarily due to the purchase of real property popularly named the “Volcom House” on the North Shore of Oahu for $2.0 million in May 2005, as well as $0.9 million of ongoing investments in computer and warehouse equipment. In October 2005, we purchased Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland for $1.1 million, net of cash acquired. These cash outflows were offset by cash received of $1.4 million related to the sale of our investment in Volcom Europe, our European licensee, in April 2005.
      Cash provided by financing activities was $41.0 million in 2005 compared to cash used in financing activities of $13.3 million in 2004. The $54.3 million increase in cash provided by financing activities between the periods primarily resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. Distributions to stockholders totaled $39.2 million in 2005 compared to $13.3 million in 2004, resulting in a decrease in cash provided of $25.9 million.
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

Credit Facilities
      In August 2003, we entered into a credit agreement with Bank of the West for an $8.0 million committed, secured line of credit, which was increased to $10.0 million in October 2004. The credit facility, which expires on May 31, 2006, may be used to fund our working capital requirements. The credit facility is secured by substantially all of our assets, and contains a $4.0 million sub-limit for letters of credit and a $2.5 million sub-limit for acquisitions. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (7.25% at December 31, 2005) or LIBOR plus 1.50%. We had $0.4 million in letters of credit outstanding under the credit facility at December 31, 2005. At December 31, 2005, there were no outstanding borrowings under this credit facility, and $9.6 million was available under the credit facility. This credit facility includes certain restrictive covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax (as defined) of $2.0 million, a minimum effective tangible net worth (as defined) of $12.0 million and a current ratio of not less than 1 to 1. At December 31, 2005, we were in compliance with all such restrictive covenants.

Contractual Obligations and Commitments
      We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of December 31, 2005. The following table summarizes, as of December 31, 2005, the total amount of future payments due in various future periods:

	Payments Due by Period

	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Operating lease obligations	$3,349	$908	$910	$934	$521	$76	$—
Capital lease obligations	283	87	87	75	34	—	—
Professional athlete sponsorships	7,022	3,439	2,874	709	—	—	—
Contractual letters of credit	436	436	—	—	—	—	—

Total	$11,090	$4,870	$3,871	$1,718	$555	$76	$—

      We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2010, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
      We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year, and expire at various dates through October 2009.
      We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five year period ending December 31, 2010, is approximately $1.6 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
      Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.
Seasonality
      Historically, we have experienced greater revenue in the second half of the year than in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. During the two-year period ended December 31, 2005, approximately 59% of our revenues, 58% of our gross profit and 65% of our operating income were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.
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
Backlog
      We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2005, our order backlog was approximately $42.3 million, compared to approximately $31.3 million at December 31, 2004. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.
Inflation
      We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.
Vulnerability Due to Concentrations
      As of December 31, 2005, our customer base included approximately 1,100 accounts that operate approximately 2,900 store locations and 11 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 29% and 27% of our product revenues in 2005 and 2004, respectively. We cannot assure you that Pacific Sunwear will continue to represent such a significant percentage of our product revenues in the future. If Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products or no longer purchase our products, our revenues and results of operations could be adversely affected.
      We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2005, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and three domestic screen printers. Purchases from Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd) totaled approximately 10% and 10%, respectively, of our product costs in 2005, and 12% and 11%, respectively, of our product costs in 2004.
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
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard will become effective for us on January 1, 2006. The impact on our net income will include the remaining amortization of the fair value of the 391,000 existing stock options that vest 20% per annum over 5 years currently included in our disclosure of pro-forma expense in Note 1 of our notes to consolidated financial statements included elsewhere in this Form 10-K, and is also contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. To the extent there are no future stock options grants or other share-based payments, we do not expect the adoption of this standard to have a material effect on our consolidated financial position or results of operations.
      In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123(R) (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
      Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. In 2005, 2004 and 2003, we derived 10.1%, 7.4% and 7.2% of our product revenues, respectively, from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.
      As our Canadian accounts receivable, accounts payable and cash balance represent a small portion of our total assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. In September 2004, however, we entered into a forward exchange contract intended to hedge $0.6 million of exposure related to the repatriation of funds from Canada. This contract had a total duration of two months and was settled in November 2004. We do not currently have any outstanding forward exchange contracts. We may enter into similar forward exchange contracts in the future in order to hedge our exposure to foreign currencies.
      A small portion of our sales have been made in Switzerland, where we operate with the Swiss Franc as our functional currency. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
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

Interest Rate Risk
      We maintain a $10.0 million secured credit facility with no balance outstanding at December 31, 2005. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (7.25% at December 31, 2005) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2005, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Information with respect to this item is set forth in “Index to Consolidated Financial Statements” under Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
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
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)  1. The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.
      2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
      3. Exhibits included or incorporated herein. See Exhibit Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Volcom, Inc.
      We have audited the accompanying consolidated balance sheets of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Volcom, Inc.
      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Volcom, Inc. and subsidiary, formerly Stone Boardwear, Inc., (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Volcom, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Moss Adams LLP
Irvine, California
April 29, 2005 (June 16, 2005 as to the effects of the stock split described in Note 1)

VOLCOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2005	2004

	(In thousands, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$71,712	$10,359
Accounts receivable — net of allowances of $730 (2005) and $378 (2004)	21,408	16,680
Inventories	10,833	5,620
Prepaid expenses and other current assets	1,366	483
Income taxes receivable	479	—
Deferred income taxes	1,110	9

Total current assets	106,908	33,151

Property and equipment — net	3,467	1,063
Investments in unconsolidated investees	298	1,627
Intangible assets — net	451	—
Goodwill	158	—
Other assets	99	45

Total assets	$111,381	$35,886

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,779	$4,893
Accrued expenses and other current liabilities	2,587	1,132
Current portion of capital lease obligations	72	85

Total current liabilities	8,438	6,110

Long-term capital lease obligations	183	256
Deferred income taxes	80	18
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,214,120 (2005) and 19,170,705 (2004) shares issued and outstanding	24	19
Additional paid-in capital	84,418	1,081
Retained earnings	18,266	28,133
Accumulated other comprehensive income	(28)	269

Total stockholders’ equity	102,680	29,502

Total liabilities and stockholders’ equity	$111,381	$35,886

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share and per share data)
Revenues:
Product revenues	$156,716	$110,601	$74,389
Licensing revenues	3,235	2,574	1,877

Total revenues	159,951	113,175	76,266
Cost of goods sold	78,632	58,205	39,384

Gross profit	81,319	54,970	36,882
Selling, general and administrative expenses	42,939	30,585	22,919

Operating income	38,380	24,385	13,963
Other income (expense):
Interest income (expense), net	1,036	(6)	(30)
Dividend income from cost method investee	11	—	—
Foreign currency gain	54	—	136

Total other income (expense)	1,101	(6)	106

Income before provision for income taxes	39,481	24,379	14,069
Provision for income taxes	10,475	374	214

Income before equity in earnings of investee	29,006	24,005	13,855
Equity in earnings of investee	331	588	407

Net income	$29,337	$24,593	$14,262

Net income per share:
Basic	$1.36	$1.28	$0.75
Diluted	$1.34	$1.26	$0.73
Weighted average shares outstanding:
Basic	21,627,821	19,142,275	19,054,109
Diluted	21,839,626	19,534,945	19,530,873
Pro forma net income data (unaudited):
Income before provision for income taxes, as reported	$39,481	$24,379	$14,069
Pro forma provision for income taxes	16,223	10,178	5,909

Pro forma income before equity in earnings of investee	23,258	14,201	8,160
Equity in earnings of investee	331	588	407

Pro forma net income	$23,589	$14,789	$8,567

Pro forma net income per share (unaudited):
Basic	$1.09	$0.77
Diluted	$1.08	$0.76
Pro forma weighted average shares outstanding (unaudited):
Basic	21,627,821	19,142,275
Diluted	21,839,626	19,534,945
See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Income	Total

	(In thousands, except share data)
Balance at January 1, 2003	19,054,109	$19	$1,045	$7,933	$22		$9,019
Distributions	—	—	—	(5,380)	—		(5,380)
Comprehensive income:
Net income	—	—	—	14,262	—	$14,262	14,262
Foreign currency translation of equity method investee	—	—	—	—	143	143	143

Comprehensive income						$14,405

Balance at December 31, 2003	19,054,109	$19	$1,045	$16,815	$165		$18,044
Exercise of stock options	116,596	—	5	—	—		5
Stock-based compensation	—	—	31	—	—		31
Distributions	—	—	—	(13,275)	—		(13,275)
Comprehensive income:
Net income	—	—	—	24,593	—	$24,593	24,593
Foreign currency translation of equity method investee	—	—	—	—	104	104	104

Comprehensive income						$24,697

Balance at December 31, 2004	19,170,705	$19	$1,081	$28,133	$269		$29,502
Initial public offering, net of offering costs	4,640,625	4	80,127	—	—		80,131
Stock-based compensation	—	—	178	—	—		178
Issuance of restricted stock	20,000	—	—	—	—		—
Exercise of stock options	382,790	1	199	—	—		200
Tax benefits related to exercise of stock options	—	—	2,833	—	—		2,833
Distributions	—	—	—	(39,204)	—		(39,204)
Comprehensive income:
Net income	—	—	—	29,337	—	$29,337	29,337
Foreign currency translation of equity method investee	—	—	—	—	(269)	(269)	(269)
Foreign currency translation adjustment	—	—	—	—	(28)	(28)	(28)

Comprehensive income						$29,040

Balance at December 31, 2005	24,214,120	$24	$84,418	$18,266	$(28)		$102,680

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$29,337	$24,593	$14,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	332	186
Equity in earnings of investee, net of dividends received	(331)	(361)	(351)
Provision for doubtful accounts	68	67	108
Loss on disposal of property and equipment	30	—	—
Tax benefits related to exercise of stock options	2,833	—	—
Stock-based compensation	178	31	—
Deferred income taxes	(1,150)	11	4
Changes in operating assets and liabilities:
Accounts receivable	(4,219)	(6,815)	(2,242)
Inventories	(5,025)	(30)	(1,583)
Prepaid expenses and other current assets	(867)	(110)	(278)
Income taxes receivable/payable	(479)	(81)	98
Other assets	(54)	13	(19)
Accounts payable	799	1,475	621
Accrued expenses	1,242	299	13

Net cash provided by operating activities	22,985	19,424	10,819

Cash flows from investing activities:
Purchase of property and equipment	(2,933)	(550)	(257)
Proceeds from sale of equity method investee	1,391	—	—
Business acquisition, net of cash acquired	(1,115)	—	—
Purchase of additional shares in cost method investee	—	(261)	—

Net cash (used in) investing activities	(2,657)	(811)	(257)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	1,401	49,160
Payments on line of credit	—	(1,401)	(50,374)
Principal payments on capital lease obligations	(86)	(63)	(30)
Proceeds from initial public offering, net of offering costs	80,131	—	—
Proceeds from the exercise of stock options	200	5	—
Distributions	(39,204)	(13,275)	(5,380)

Net cash provided by (used in) financing activities	41,041	(13,333)	(6,624)
Effect of exchange rate changes on cash	(16)	—	—

Net increase in cash and cash equivalents	61,353	5,280	3,938
Cash and cash equivalents — Beginning of period	10,359	5,079	1,141

Cash and cash equivalents — End of period	$71,712	$10,359	$5,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21	$21	$30
Income taxes	9,274	450	97
See the accompanying notes to consolidated financial statements.

Supplemental disclosures of noncash investing and financing activities:
      During the years ended December 31, 2005, 2004 and 2003, the Company recognized ($102,000), $104,000 and $143,000, respectively, in foreign currency translation adjustments related to an equity method investee.
      During the years ended December 31, 2004 and 2003, the Company acquired property pursuant to capital lease obligations in the amount of $187,000 and $178,000, respectively.
      During the year ended December 31, 2005, the Company recognized a deferred tax liability of $111,000 related to goodwill associated with a business acquisition.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
      Volcom, Inc. and subsidiaries (the “Company” or “Volcom”) is a designer, marketer and distributor of young mens and womens clothing, accessories and related products under the Volcom brand name. The Company initially incorporated in the state of California in 1991 as Stone Boardwear, Inc. and has been doing business as Volcom since June 1991. The Company was reincorporated in Delaware in April 2005 and changed its name to Volcom, Inc. The Company is based in Costa Mesa, California. In November 2002, the Company also began operating a retail store in Los Angeles, California.
      Volcom Entertainment (“Entertainment”), a wholly-owned subsidiary of the Company, was formed in California in April 1999. Entertainment operates the Company’s music label which identifies and signs musical artists and produces and distributes CDs through its existing record retail and online distribution channels.
      Welcom Distribution SARL, a wholly-owned subsidiary of the Company, was acquired in October 2005. Welcom Distribution SARL is the sole distributor of Volcom branded products in Switzerland.
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Volcom, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Intercompany profits and losses on transactions with the Company’s former equity method investee were eliminated until realized.
      Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
      Initial Public Offering — On July 6, 2005, the Company announced the completion of its initial public offering of 4,687,500 shares of common stock at a price of $19.00 per share and the simultaneous close of the underwriters’ over-allotment option to purchase an additional 703,125 shares of common stock at the initial public offering price. The Company sold 4,187,500 shares in the offering and 453,125 shares pursuant to the underwriters’ over-allotment option. Certain selling stockholders of the Company sold the remaining 500,000 shares in the offering and 250,000 shares pursuant to the underwriters’ over-allotment option. Upon the closing of the offering, the Company received net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $80.1 million, of which the Company used $20.0 million to distribute its estimated undistributed S corporation earnings to its stockholders of record prior to the initial public offering.
      Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less from the purchase date to be cash equivalents.
      Concentration of Credit Risks — The Company is subject to significant concentrations of credit risk, primarily from its cash and cash equivalents and accounts receivable. The Company invests its cash equivalents with financial institutions with high credit standing. At December 31, 2005 and 2004, the majority of the Company’s cash and cash equivalents were held at financial institutions in the United States that are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $71.6 million (including foreign accounts) as of December 31, 2005.
      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company continually monitors customer collections and maintains an allowance for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. Historically, such credit losses have generally been within the Company’s estimates. At December 31, 2005 and 2004, the Company had two customers and one customer, respectively, whose outstanding accounts receivable balance was greater than 10% of the total outstanding accounts receivable. At December 31, 2005, approximately 21% and 12% of the Company’s outstanding accounts receivable balance was concentrated among two customers. At December 31, 2004,

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 28% of the Company’s outstanding accounts receivable balance was concentrated with one customer.
      Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. The Company regularly reviews inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and net realizable value.
      Property and Equipment — The Company’s property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Maintenance and repairs on the Company’s property and equipment are charged to operations when incurred.
      Investments in Unconsolidated Investees — The Company accounts for its investments in unconsolidated investees using the cost method if the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. The Company assesses such investments for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If, and when, an event or change in circumstances that may have a significant adverse effect on the fair value of the investment is identified, the Company estimates the fair value of the investment and, if the reduction in value is determined to be other than temporary, records an impairment loss on the investment.
      The Company accounts for its investments in unconsolidated investees using the equity method of accounting if the Company has the ability to exercise significant influence over the operating and financial policies of the investee. The Company evaluates such investments for impairment if an event or change in circumstances occurs that may have a significant adverse effect on the fair value of the investment. If, and when, an event is identified, the Company estimates the fair value of the investment and, if the reduction in value is determined to be other than temporary, records an impairment loss on the investment.
      Long-Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets. In accordance with SFAS No. 144, the Company assesses its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). Once the carrying amount of a long-lived asset (asset group) is deemed to no longer be recoverable, an impairment loss would be recognized equal to the difference between the current carrying amount and the fair value of the long-lived asset (asset group). The Company determined that no impairment loss was necessary as of December 31, 2005.
      Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income. The Company determined that no impairment loss was necessary as of December 31, 2005.
      Fair Value of Financial Instruments — SFAS No. 107, Disclosures About Fair Values of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by SFAS No. 107 as financial instruments. At December 31, 2005, the Company believes that the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.
      Revenue Recognition — Product revenues are recognized upon shipment, at which time transfer of title occurs, risk of ownership passes to the customer and collectibility is reasonably assured. Allowances for estimated returns are provided when product revenues are recorded based on historical experience and are reported as reductions in product revenues. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses when they arise.
      Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Company branded products.
      Shipping and Handling — Amounts billed to customers for shipping and handling are recorded as revenues. Freight costs associated with shipping goods to customers are included in cost of sales. Handling costs of $2.4 million, $2.2 million and $1.7 million are included in selling, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003, respectively.
      Significant Concentrations — During the years ended December 31, 2005, 2004 and 2003, sales to a single customer totaled approximately 29%, 27% and 22%, respectively, of product revenues. No other single customer represented over 10% of product revenues.
      During the years ended December 31, 2005, 2004 and 2003, the Company made purchases from two suppliers, two suppliers and one supplier, respectively, which totaled more than 10% of total product costs. For the year ended December 31, 2005, purchases from two suppliers were approximately 20% of total product costs. For the year ended December 31, 2004, purchases from two suppliers totaled approximately 23% of total product costs. For the year ended December 31, 2003, purchases from one supplier totaled approximately 11% of total product costs
      Advertising and Promotion — The Company’s promotion and advertising programs include athlete sponsorships, Volcom branded events, print advertisements, music, films and online marketing. Costs of advertising, promotion and point of sale materials are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2005, 2004 and 2003, these expenses totaled $9.9 million, $6.9 million and $5.5 million, respectively. As of December 31, 2005, 2004 and 2003, the Company had no deferred advertising costs.
      Income Taxes — On June 29, 2005, the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for 2003, 2004 or for the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in the consolidated financial statements for those periods. Subsequent to June 29, 2005, the Company recorded a provision and liability for Federal and state income taxes as a C corporation.
      Upon the change in the Company’s tax status, the Company also established and recorded a net deferred tax asset of $0.4 million to reflect its deferred income taxes at its C corporation effective tax rate. Management’s judgment is required in assessing the realizability of its deferred tax assets. The Company considers the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets that had been written down would, in the Company’s judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
      S Corporation Distributions — The Company has paid cash distributions to its stockholders of $39.2 million, $13.3 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In connection with the initial public offering of its common stock, the Company distributed to its existing stockholders its estimated undistributed S corporation earnings.
      Stock Split — In June 2005, the Company’s Board of Directors and stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to effect a 23.3192 for 1 split of the Company’s common stock (the “Stock Split”). The Stock Split became effective on June 14, 2005. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, have been adjusted to reflect the Stock Split on a retroactive basis. Stockholders’ equity has been adjusted to give retroactive recognition to the Stock Split in prior periods by reclassifying the par value ($18,000) of the additional shares arising from the Stock Split from additional paid-in capital to common stock.
      Comprehensive Income — Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.
      For the year ended December 31, 2005, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of the financial statements of Welcom Distribution SARL into U.S. dollars. For the years ended December 31, 2004 and 2003, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of the financial statements of Volcom Europe, the Company’s equity method investee, into U.S. dollars.
      Net Income Per Share — The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share data)
Numerator — Net income applicable to common stockholders	$29,337	$24,593	$14,262

Denominator:
Weighted average common stock outstanding for basic earnings per share	21,627,821	19,142,275	19,054,109
Effect of dilutive securities:
Stock options and restricted stock	211,805	392,670	476,764

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	21,839,626	19,534,945	19,530,873

      Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for Stock Issued to Employees. The Company accounts for stock-based awards to nonemployees at fair value in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
      In accordance with SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. As there has been no stock-based compensation granted to employees during the years ended December 31, 2003 and 2004, and all previous awards were fully vested prior to December 31, 2002, pro forma net income and net income per share under SFAS No. 123 equals net income and net income per share as presented for such periods.
      On June 29, 2005, the effective date of the Company’s initial public offering, the Company granted 576,000 stock options to employees at an exercise price equal to the fair market value on the date of grant (the initial public offering price of $19 per share). The stock options have vesting terms whereby 185,000 options vested on December 15, 2005, while the remaining 391,000 options vest 20% per annum over 5 years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term.
      On August 4, 2005, the Company granted restricted stock awards to two employees for a total of 20,000 shares with a purchase price of $0.001 per share. The awards are scheduled to vest 20% per annum over 5 years and are contingent upon continued employment with the Company. The Company recorded $55,000 of compensation expense associated with these awards for the year ended December 31, 2005.
      If the computed fair values of these awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the year ended December 31, 2005, would have been reduced to the pro forma amount shown in the table below (unaudited):

Year Ended
December 31, 2005

(In thousands,
except per
share data)
Net income:
As reported	$29,337
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	33
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(849)

Pro forma	$28,521
Basic net income per share:
As reported	$1.36
Pro forma	$1.32
Diluted net income per share:
As reported	$1.34
Pro forma	$1.31

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Related party transactions — The Company’s Chairman provides business and management services to the Company on a consulting basis. For the years ended December 31, 2005, 2004 and 2003 these consulting expenses totaled $176,000, $307,000 and $201,000, respectively.
      Use of Estimates in the Preparation of the Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Recent Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory-Costs an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard will become effective for the Company on January 1, 2006. The impact on the Company’s net income will include the remaining amortization of the fair value of the 391,000 existing stock options that vest 20% per annum over 5 years currently included in the Company’s disclosure of pro-forma expense shown above, and is also contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binomial lattice model for valuing options. To the extent there are no future stock options grants or other share-based payments, the Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.
      In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123(R) (see discussion above). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Allowances for Doubtful Accounts and Product Returns

	Allowance for	Allowance for
	Doubtful Accounts	Product Returns	Total

	(In thousands)
Balance, January 1, 2003	$55	$119	$174
Provision	108	1,162
Deductions	(31)	(1,208)

Balance, December 31, 2003	132	73	205
Provision	67	1,504
Deductions	(53)	(1,345)

Balance, December 31, 2004	146	232	378
Provision	68	2,139
Deductions	(24)	(1,831)

Balance, December 31, 2005	$190	$540	$730

      The provision for doubtful accounts represents charges to selling, general and administrative expenses for estimated bad debts, whereas the provision for product returns is reported as a direct reduction of revenues.

3.	Inventories
      Inventories are as follows:

	As of December 31,

	2005	2004

	(In thousands)
Finished goods	$10,188	$5,042
Work-in-process	312	220
Raw materials	333	358

	$10,833	$5,620

      Included in finished goods inventory at December 31, 2005 and 2004, is approximately $601,000 and $284,000, respectively, of inventory located in Canada. Included in finished goods inventory at December 31, 2005 and 2004, is approximately $117,000 and zero, respectively, of inventory located in Switzerland.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment are as follows:

	As of December 31,

	2005	2004

	(In thousands)
Furniture and fixtures	$600	$383
Office equipment	1,062	673
Computer equipment	1,141	817
Leasehold improvements	128	74
Land and building	2,004	—

	4,935	1,947
Less accumulated depreciation	(1,468)	(884)

Property and equipment — net	$3,467	$1,063

      Depreciation and amortization expense related to property and equipment was $567,000, $332,000 and $186,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.	Investment in Unconsolidated Investees
      Volcom Europe — During 1997, the Company obtained an 49% ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France, which was subsequently reduced to a 34% ownership interest in 2002 upon the issuance of additional stock by Volcom Europe. On April 1, 2005, the Company sold its 34% investment in Volcom Europe for $1.4 million. The Company’s investment has been accounted for under the equity method for the periods presented because the Company maintained the ability to exert significant influence over the financial and operating policies of the investee. For the year ended December 31, 2005, the Company recorded $331,000 of earnings attributable to this equity method investee, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of the Company’s investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of its investment in Volcom Europe in April 2005. For the years ended December 31, 2004 and 2003, the Company recorded $588,000 and $407,000, respectively, of earnings attributable to this equity method investee.
      At December 31, 2005, 2004 and 2003, the Company’s investment in Volcom Europe was zero, $1.3 million and $864,000, respectively. The Company received zero, $227,000 and $55,000 in dividends from Volcom Europe for the years ended December 31, 2005, 2004 and 2003, respectively.
      Concurrent with its investment in Volcom Europe, the Company entered into a licensing agreement with this entity for the use of the Company’s trademark and designs on products manufactured and distributed in certain European countries and territories. This license agreement expires in December 2006. Included in licensing revenues is $1.7 million, $1.5 million and $883,000 from Volcom Europe for the years ended December 31, 2005, 2004 and 2003, respectively.
      Volcom Australia — During 1998, the Company obtained an 8.7% ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia, for $37,000. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating policies of the investee. At December 31, 2005, 2004 and 2003, the Company’s investment in Volcom Australia was $298,000, $298,000 and $37,000, respectively.
      In June 1997, the Company entered into a licensing agreement with this entity for the use of the Company’s trademark and designs on products manufactured and distributed in Australia and New Zealand. The agreement expires June 2012. Included in licensing revenues is $893,000, $728,000 and $426,000 from Volcom Australia for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	Goodwill and Intangible Assets
      On October 25, 2005, the Company acquired Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland. The Company has included the operations of Welcom Distribution SARL in its financial results beginning on October 26, 2005. The purchase price, excluding transaction costs, was approximately $1.5 million in cash for the purchase of all of the outstanding common stock of Welcom Distribution SARL. The acquisition has been recorded using the purchase method of accounting and the following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

As of
October 25, 2005

(In thousands)
Current assets	$1,198
Long-term assets	67
Intangible assets	510
Goodwill	158

Total assets acquired	1,933
Current liabilities	421

Net assets acquired	$1,512

      A summary of intangible assets is as follows:

	As of December 31, 2005		As of December 31, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Customer relationships	$310	$5	$—	$—
Backlog	160	53	—	—
Non-compete agreements	40	1	—	—

	$510	$59	$—	$—

      Intangible assets other than goodwill will be amortized by the Company using estimated useful lives of 6 months to 10 years and no residual values. Intangible amortization expense for the years ended

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003, was approximately $59,000, zero and zero, respectively. Annual estimated amortization expense, based on the Company’s intangible assets at December 31, 2005, is as follows:

Annual estimated amortization expense:	(In thousands)

Fiscal year ending December 31, 2006	$142
Fiscal year ending December 31, 2007	35
Fiscal year ending December 31, 2008	35
Fiscal year ending December 31, 2009	35
Fiscal year ending December 31, 2010	35

7.	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following:

	As of December 31,

	2005	2004

	(In thousands)
Payroll and related accruals	$1,079	$671
Other	1,508	461

	$2,587	$1,132

8.	Line of Credit
      The Company has a credit facility with a bank, which expires in May 2006, and provides for a $10.0 million revolving line of credit, subject to a sub-limit of $4.0 million for commercial and stand-by letters of credit for the purchase of imported goods. At December 31, 2005, there was no outstanding balance, and $9.6 million was available under the credit facility. The Company had $436,000 outstanding in letters of credit at December 31, 2005. The credit facility bears a variable interest rate equal to the bank’s prime rate (7.25% at December 31, 2005) or LIBOR plus 1.50%. Any borrowings under the credit facility are collateralized by substantially all assets of the Company. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and certain net worth and net income requirements. At December 31, 2005, the Company was in compliance with all of its covenants under this credit facility.

9.	Commitments and Contingencies
      Operating Leases — The Company leases certain office, warehouse and retail facilities under long-term operating lease agreements. Total rent expense for the years ended December 31, 2005, 2004 and 2003, was $746,000, $567,000 and $526,000, respectively.
      The following is a schedule of future minimum lease payments required under such leases as of December 31, 2005 (in thousands):

Year Ending December 31,

2006	$908
2007	910
2008	934
2009	521
2010	76

$3,349

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Capital Leases — The Company has leased computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year, and expire at various dates through October 2009. The gross amount of capital lease assets was $483,000 at December 31, 2005 and 2004, and accumulated amortization was $241,000 and $154,000 at December 31, 2005 and 2004, respectively. Future commitments under capital lease obligations at December 31, 2005 are as follows (in thousands):

Year Ending December 31,

2006	$87
2007	87
2008	75
2009	34

Total payments including interest	283
Less interest portion	(28)

Total principal payments remaining at December 31, 2005	$255

Current portion of capital lease obligation	$72
Long-term portion of capital lease obligation	183

Total capital lease obligation at December 31, 2005	$255

      Professional Athlete Sponsorships  — The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in skateboarding, snowboarding and surfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of December 31, 2005 (in thousands):

Year Ending December 31,

2006	$3,439
2007	2,874
2008	709

$7,022

      The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under the Company’s existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the three-year period ending December 31, 2008, is approximately $1.6 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
      Litigation — On June 15, 2005, the Company executed a settlement agreement related to a complaint filed by the Active Wallace Group. Pursuant to the settlement agreement, the Company paid the Active Wallace Group $1.0 million within 30 days of the settlement at which time the litigation with the Active Wallace Group was dismissed with prejudice. Based on the terms of the settlement agreement, the Company recorded a $1.0 million expense in June 2005 related to this matter.
      The Company is involved from time to time in litigation incidental to its business. In the opinion of management, the resolution of any such matter currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Indemnities and Guarantees — During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the Company could be obligated to make. The Company has not been required to record nor has it recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.

10.	Stockholders’ Equity
      Stock Option Plan — In 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which authorized the Company to grant or issue options to purchase up to a total of 4,663,838 shares of the Company’s common stock. In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the Incentive Plan), which replaced the 1996 Stock Option Plan. A total of 2,300,000 shares of common stock are initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan will automatically increase on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of December 31, 2005, there were 1,693,474 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
      In June 2005, the Company’s Board of Directors approved the grant of 586,526 options to purchase the Company’s common stock. The Company granted these options under the Incentive Plan at the effective date of the Company’s initial public offering at an exercise price of $19.00 which was equal to the initial public offering price.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity under the Incentive Plan and the 1996 Plan is as follows:

	Years Ended December 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	—	$—	116,596	$0.04	116,596	$0.04
Granted	586,526	19.00	—	—	—	—
Exercised	(10,526)	19.00	(116,596)	0.04	—	—
Canceled or forfeited	—	—	—	—	—	—

Outstanding, end of year	576,000	$19.00	—	$—	116,596	$0.04

Options exercisable, end of year	185,000	$19.00	—	$—	116,596	$0.04

Weighted average fair value of options granted during the year		$7.97		$—		$—

      Additional information regarding stock options outstanding as of December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
	Options	Life (yrs)	Price	Options	Price

$19.00	576,000	9.5	$19.00	185,000	$19.00
      Employee Share-Based Compensation — In August 2005, the Company granted a total of 20,000 shares of restricted stock to two employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $660,000, of which $55,000 was amortized to expense during the year ended December 31, 2005.
      Nonemployee Share-Based Compensation — In December 1999, the Company redeemed 373,107 shares held by a shareholder and current service provider at a price of $0.04 per share. On January 1, 2000, the Company issued a fully vested and non-forfeitable option to the same service provider to purchase 373,107 shares of the Company’s common stock. The terms of the option provided the service provider with the right to purchase shares of the Company’s common stock at $0.04 per share at any time after January 1, 2010, the tenth anniversary of the grant date. Alternatively, in the event of (i) a change in control, (ii) an initial public offering, or (iii) the liquidation or dissolution of the Company, the option would automatically be converted into shares of common stock of the Company on a net settlement basis. The Company has accounted for the transactions as a modification (exchange transaction). Because the option was fully vested and non-forfeitable, the measurement date for the option was the date of the modification (exchange transaction), and the incremental amount of compensation received by the service provider over the fair value of the shares redeemed, which equaled the cash amount paid, was recorded as compensation expense in 1999. The dilutive effect of this option has been reflected in diluted net income per share for all periods presented using the treasury stock method. On June 29, 2005, in conjunction with the Company’s initial public offering, the service provider exercised the option that was automatically converted into 372,264 shares of common stock on a net settlement basis. A tax benefit of $2.8 million for the excess tax deduction the Company received related to this award was recognized as additional paid-in capital.
      In January 2004, the Company entered into a contractual agreement with a service provider in exchange for services to be rendered over a five-year period. Under the terms of the contractual agreement, the service

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provider would receive the right to purchase $200,000 of the Company’s common stock at the initial public offering (“IPO”) price for a period of five years after an IPO. Alternatively, if the Company did not consummate an IPO, the service provider would receive the right to purchase $200,000 of the Company’s common stock based on a formula price intended to approximate the fair market value of the Company’s common stock. In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, due to the fact that a sufficient disincentive for nonperformance did not exist, and because the service provider’s performance was not complete, no measurement date existed for the award at that time. The Company was recording share-based compensation expense related to this award over the five-year vesting period based on the current fair value of the award as of each reporting period. The fair value of the award is calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant assumptions: expected life of 5 years; volatility of 103%; risk-free interest rate of 3.27%; and no dividends during the expected term. For the year ended December 31, 2004, the Company recorded $31,000 in share-based compensation expense related to this award. On June 29, 2005, in conjunction with the Company’s initial public offering, the service provider exercised the option and received 10,526 shares of the Company’s common stock. On June 29, 2005, upon the exercise of the award, the Company recorded $116,000 of share-based compensation which represented the unamortized portion of the fair value of the award.
      Additionally, as part of the same agreement, the Company granted the service provider rights to receive a 25% ownership interest in the Volcom related entity that would own and operate a new retail store for the Company in Hawaii, if and when one is opened. As no plans currently exist to open a store in Hawaii and the award of the ownership interest is not probable at this time, the Company has recorded no compensation expense related to this right.

11.	Retirement Savings Plan
      The Company has a 401(k) profit sharing plan (the “401(k) Plan”) covering all eligible full-time employees over age 21 with six months of service. The Company’s contributions to the 401(k) Plan are made at the discretion of management. Contributions by the Company amounted to $46,000, $36,000 and $52,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.	Licensing
      In addition to the Company’s licensing arrangements with investees in Europe and Australia described in Note 5, the Company has entered into licensing arrangements with independent licensees in Brazil, South Africa and Indonesia. Pursuant to the license agreements, the Company is paid a royalty based on a stated percentage of the net sales of its licensees.
      All of the Company’s license agreements, except its European license agreement, may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. The Company’s international license agreements expire as follows:

Licensee	Initial Expiration Date	Extension Termination Date

Europe	December 31, 2006	N/A
Australia	June 30, 2007	June 30, 2012
Brazil	December 31, 2008	December 31, 2013
South Africa	December 31, 2006	December 31, 2011
Indonesia	December 31, 2009	December 31, 2014

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes
      On June 29, 2005, the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for 2003, 2004 and the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in the consolidated financial statements for those periods. Subsequent to June 29, 2005, and for the year ended December 31, 2005, the Company recorded a provision and liability for Federal and state income taxes as a C corporation. Upon the change in the Company’s tax status, the Company also established and recorded a net deferred tax asset of $0.4 million to reflect its deferred income taxes at the Company’s C corporation effective tax rate.
      The provision for income taxes consists of the following:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Current	$11,625	$364	$209
Deferred	(1,150)	10	5

	$10,475	$374	$214

      A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, is shown below. No reconciliation is required for the years ended December 31, 2004 and 2003, as the Company was taxed as an S Corporation and no provision or liability for Federal income tax has been included in the Company’s consolidated financial statements for those periods.

Year Ended
December 31,
2005

Provision for taxes at U.S. Federal statutory rate	35.0%
State income taxes, net of federal income tax benefit	4.1
Effect of S corporation tax status	(11.8)
Equity in earnings of investee	0.3
Other	(1.1)

Effective income tax rate	26.5%

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets and liabilities are as follows at December 31:

	2005	2004

	(In thousands)
Deferred tax assets:
Accrued liabilities	$173	$5
State income taxes	568	—
Allowances for doubtful accounts and product returns	320	—
Foreign net operating losses	9	—
Other	58	4

Total deferred tax assets	1,128	9
Deferred tax liabilities:
Intangible assets	(98)	(17)
Other	—	(1)

Total deferred tax liabilities	(98)	(18)

Net deferred tax assets (liabilities)	$1,030	$(9)

      The Company has a foreign net operating loss of approximately $40,000 that expires in 2012.

14.	Segment Information
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
      Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to the each product category are as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Mens	$87,254	$61,451	$42,574
Girls	51,463	35,362	21,777
Snow	9,455	9,106	6,863
Boys	7,133	3,785	2,456
Other	1,411	897	719

Subtotal product categories	156,716	110,601	74,389
Licensing revenues	3,235	2,574	1,877

Total consolidated revenues	$159,951	$113,175	$76,266

      Other includes revenues primarily related to Volcom Entertainment, films and related accessories.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below summarizes product revenues by geographic regions attributed by customer location:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
United States	$128,159	$93,812	$63,302
Canada	15,774	8,155	5,381
Asia Pacific	6,622	5,174	3,371
Other	6,161	3,460	2,335

	$156,716	$110,601	$74,389

      During the last three years, substantially all of the Company’s long-lived assets were located in the United States.

15.	Pro Forma Information (Unaudited)
      The pro forma unaudited income tax adjustments presented represent the estimated taxes which would have been reported had the Company been subject to Federal and state income taxes as a C corporation. The pro forma provision for income taxes differs from the statutory income tax rate due to the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Federal income taxes at the statutory rate	$13,818	$8,533	$4,924
State income taxes — net of Federal benefit	2,268	1,401	813
Equity in earnings of investee	116	240	166
Other	21	4	6

Total pro forma income tax provision	$16,223	$10,178	$5,909

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited)
      A summary of quarterly financial data (unaudited) is as follows (in thousands, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

Year ended December 31, 2005
Total revenues	$31,691	$35,853	$51,192	$41,215
Gross profit	16,407	18,697	26,110	20,105
Operating income	6,044	7,639	15,441	9,256
Net income	6,262	4,630	11,292	7,153
Net income per share, basic	$0.33	$0.24	$0.47	$0.30
Net income per share, diluted	$0.32	$0.24	$0.47	$0.29
Year ended December 31, 2004
Total revenues	$21,231	$24,373	$37,213	$30,358
Gross profit	10,407	12,166	17,901	14,496
Operating income	2,829	5,411	9,794	6,351
Net income	3,150	5,116	10,103	6,224
Net income per share, basic	$0.17	$0.27	$0.53	$0.32
Net income per share, diluted	$0.16	$0.26	$0.52	$0.32
      Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCOM, INC.

By:	/s/ Richard R. Woolcott

Richard R. Woolcott
President and Chief Executive Officer
Date: March 20, 2006
      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard R. Woolcott Richard R. Woolcott	Chief Executive Officer (Principal Executive Officer)	March 20, 2006

/s/ Douglas P. Collier Douglas P. Collier	Chief Financial Officer (Principal Financial Officer)	March 20, 2006

/s/ René R. Woolcott René R. Woolcott	Chairman of Board of Directors	March 20, 2006

/s/ Douglas S. Ingram Douglas S. Ingram	Director	March 20, 2006

/s/ Anthony M. Palma Anthony M. Palma	Director	March 20, 2006

/s/ Joseph B. Tyson Joseph B. Tyson	Director	March 20, 2006

/s/ Carl W. Womack Carl W. Womack	Director	March 20, 2006

/s/ Kevin G. Wulff Kevin G. Wulff	Director	March 20, 2006

EXHIBIT INDEX

Number		Description

3	.1*	Restated Certificate of Incorporation of Volcom, Inc.
3	.2*	Amended and Restated Bylaws of Volcom, Inc.
3	.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.
4	.1*	Specimen Common Stock certificate.
10	.1*	Form of Indemnification Agreement between Volcom and each of its directors and officers.
10	.2*	Credit Agreement by and between Bank of the West and Stone Boardwear, Inc., dated as of August 12, 2003.
10	.3*	First Amendment to Credit Agreement by and between Bank of the West and Stone Boardwear, Inc. dated as of August 12, 2003, made and entered into as of October 8, 2004.
10	.4*	Lease dated as of May 19, 1999 by and between Griswold Industries and Stone Boardwear, Inc. for the real property known as 1740 Monrovia Avenue, Costa Mesa.
10	.5*	Form of 2005 Incentive Award Plan.
10	.6*	Form of Restricted Stock Award Grant Notice and Agreement.
10	.7*	Form of Stock Option Grant Notice and Agreement.
10	.8*	Software License Agreement by and between Innovative Systems, LLC and Volcom Stone Board Wear, Inc., made and effective September 1, 2002.
10	.9†	2006 Base Salaries and Performance Bonus Plan for Certain Executive Officers.
21.1		Subsidiaries of Volcom, Inc.
23.1		Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
23.2		Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).
31.1		Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)

†	Incorporated by reference to Volcom, Inc.’s Current Report on Form 8-K filed with the SEC on February 13, 2006.