Form 10-Q
period 2006-03-31
Volcom Inc
filed 2006-05-12
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51382

Volcom, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0466919 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2006, there were 24,241,320 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$81,430	$71,712
Accounts receivable — net of allowances of $955 (2006) and $730 (2005)	22,860	21,408
Inventories	7,674	10,833
Prepaid expenses and other current assets	844	1,366
Income taxes receivable	—	479
Deferred income taxes	1,110	1,110

Total current assets	113,918	106,908

Property and equipment — net	4,375	3,467
Investments in unconsolidated investees	298	298
Intangible assets — net	362	451
Goodwill	158	158
Other assets	109	99

Total assets	$119,220	$111,381

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,476	$5,779
Accrued expenses and other current liabilities	4,299	2,587
Income taxes payable	2,321	—
Current portion of capital lease obligations	74	72

Total current liabilities	11,170	8,438

Long-term capital lease obligations	164	183
Deferred income taxes	80	80
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,241,320 (2006) and 24,214,120 (2005) shares issued and outstanding	24	24
Additional paid-in capital	85,112	84,418
Retained earnings	22,692	18,266
Accumulated other comprehensive income	(22)	(28)

Total stockholders’ equity	107,806	102,680

Total liabilities and stockholders’ equity	$119,220	$111,381

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Product revenues	$40,513	$30,685
Licensing revenues	1,083	1,006

Total revenues	41,596	31,691
Cost of goods sold	20,074	15,284

Gross profit	21,522	16,407
Selling, general and administrative expenses	14,836	10,363

Operating income	6,686	6,044
Other income (expense):
Interest income (expense), net	737	(2)
Foreign currency gain (loss)	3	(23)

Total other income (expense)	740	(25)

Income before provision for income taxes	7,426	6,019
Provision for income taxes	3,000	88

Income before equity in earnings of investee	4,426	5,931
Equity in earnings of investee	—	331

Net income	$4,426	$6,262

Net income per share:
Basic	$0.18	$0.33
Diluted	$0.18	$0.32
Weighted average shares outstanding:
Basic	24,200,256	19,170,705
Diluted	24,312,946	19,535,964
Pro forma net income data:
Income before provision for income taxes, as reported		$6,019
Pro forma provision for income taxes		2,588

Pro forma income before equity in earnings of investee		3,431
Equity in earnings of investee		331

Pro forma net income		$3,762

Pro forma net income per share:
Basic		$0.20
Diluted		$0.19
Pro forma weighted average shares outstanding:
Basic		19,170,705
Diluted		19,535,964
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,426	$6,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	117
Equity in earnings of investee, net of dividends received	—	(331)
Provision for doubtful accounts	42	60
Excess tax benefits related to exercise of stock options	(113)	—
Loss on disposal of property and equipment	8	—
Stock-based compensation	207	7
Changes in operating assets and liabilities:
Accounts receivable	(1,493)	(739)
Inventories	3,161	(1,365)
Prepaid expenses and other current assets	520	(208)
Other assets	(10)	(6)
Accounts payable	(1,304)	(159)
Accrued expenses and other current liabilities	1,536	1,411
Income taxes receivable/payable	2,913	63

Net cash provided by operating activities	10,203	5,112

Cash flows from investing activities:
Purchase of property and equipment	(963)	(256)

Net cash used in investing activities	(963)	(256)

Cash flows from financing activities:
Principal payments on capital lease obligations	(17)	(24)
Proceeds from exercise of stock options	374	—
Excess tax benefits related to exercise of stock options	113	—
Distributions to stockholders	—	(10,094)

Net cash provided by (used in) financing activities	470	(10,118)

Effect of exchange rate changes on cash	8	—

Net increase (decrease) in cash and cash equivalents	9,718	(5,262)

Cash and cash equivalents — Beginning of period	71,712	10,359

Cash and cash equivalents — End of period	$81,430	$5,097

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$6
Income taxes	29	25
Supplemental disclosures of noncash investing and financing activities:
     For the three months ended March 31, 2006, the Company accrued for $172,000 of property and equipment purchases.
     For the three months ended March 31, 2005, the Company recognized ($102,000) in foreign currency translation adjustments related to an equity method investee.
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheet as of March 31, 2006, the consolidated statement of operations for the three-months ended March 31, 2006 and 2005, and the consolidated statement of cash flows for the three-months ended March 31, 2006 and 2005. The results of operations for the three-months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
Note 2 — Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. Prior to January 1, 2006, the Company had accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). Under the intrinsic value method required by APB No. 25, no compensation expense had been recognized related to employee stock options, as all options granted to employees had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
     The Company elected to adopt SFAS No. 123(R) using the “modified prospective method”. Under that method, compensation expense includes the amortization of the fair value of any unvested awards outstanding at January 1, 2006 and any new awards granted subsequent to January 1, 2006. The condensed consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for fiscal year 2005 and earlier years represents the cost of stock-based awards granted to nonemployees at fair value in accordance with the provisions of SFAS No. 123, and the cost of restricted stock awards determined in accordance with APB No. 25.
     Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. For periods prior to January 1, 2006, the Company’s pro forma information required under SFAS No. 123 accounted for forfeitures as they occurred. As the Company is a newly public entity with limited historical data, certain assumptions used in the Black-Scholes option pricing model are based on historical data of comparable public companies or historical industry data. The expected option term is estimated based upon historical industry data on employee exercises and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical volatility of similar entities whose share prices are publicly available. The

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards are amortized using the straight-line method over the vesting period.
     During the three months ended March 31, 2006 and 2005, the Company recognized approximately $207,000, or $123,000 net of tax, and $7,000, or $7,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses. The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $170,000 for the three months ended March 31, 2006. The incremental stock-based compensation expense caused income before provision for income taxes to decrease by $170,000, net income to decrease by $101,000, and basic and diluted earnings per share to decrease by $0.01 per share.
     In accordance with SFAS No. 123 as amended by SFAS No. 148, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. As there was no stock-based compensation granted to employees during the three months ended March 31, 2005, and all previous awards were fully vested prior to December 31, 2004, pro forma net income and net income per share under SFAS No. 123 equals net income and net income per share for the three months ended March 31, 2005.
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock compensation costs to be classified as financing cash flows. For the three months ended March 31, 2006 and 2005, excess tax benefits of $113,000 and zero, respectively, were generated from option exercises and increased cash provided by financing activities.
     Stock Compensation Plans —In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”). A total of 2,300,000 shares of common stock are initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan will automatically increase on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of March 31, 2006, there were 2,170,256 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
     Stock Option Awards — In June 2005, the Company’s Board of Directors approved the grant of 586,526 options to purchase the Company’s common stock. The Company granted these options under the Incentive Plan at the effective date of the Company’s initial public offering at an exercise price of $19.00, which was equal to the initial public offering price. The stock options have vesting terms whereby 10,526 options vested immediately, 185,000 options vested on December 15, 2005 and the remaining 391,000 options vest 20% per annum over 5 years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     A summary of the Company’s stock option activity under the Incentive Plan is as follows:

		Weighted-
		Average	Weighted-Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at January 1, 2006	576,000	$19.00
Granted	—	—
Exercised	(19,700)	$19.00
Canceled or forfeited	(10,000)	$19.00

Outstanding at March 31, 2006	546,300	$19.00	9.3 years

Exercisable at March 31, 2006	190,300	$19.00	9.3 years

     As of March 31, 2006, there was unrecognized compensation expense of $2.7 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 4.3 years. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $277,000. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $8.2 million and $2.9 million, respectively. Cash received from the exercise of stock options totaled $374,000 and zero for the three months ended March 31, 2006 and 2005, respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.
     Additional information regarding stock options outstanding is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value
Unvested at January 1, 2006	366,000	$9.14
Granted	—	—
Vested	—	—
Canceled or forfeited	(10,000)	$9.14

Unvested at March 31, 2006	356,000	$9.14

     Additional information regarding stock options outstanding as of March 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise price	Options	Life (yrs)	Price	Options	Price
$19.00	546,300	9.3	$19.00	190,300	$19.00
     Restricted Stock Awards — The Company’s stock compensation plan provide for awards of restricted shares of common stock. Restricted stock awards have time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.
     In August 2005, the Company granted a total of 20,000 shares of restricted stock to two employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $33,000 was amortized to expense during the three months ended March 31, 2006.
     In March 2006, the Company granted a total of 7,500 shares of restricted stock to one employee. The restricted stock awards have a purchase price of $.001 per share and vest 20% over a 5 year period. The total value of the

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
restricted stock awards is $260,000, of which $4,000 was amortized to expense during the three months ended March 31, 2006.
     Restricted stock activity for the three months ended March 31, 2006 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value
Outstanding restricted stock at January 1, 2006	20,000	$33.01
Granted	7,500	34.65
Vested	—	—
Canceled or forfeited	—	—

Outstanding restricted stock at March 31, 2006	27,500	$33.46

     As of March 31, 2006, there was unrecognized compensation expense of $828,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 4.5 years.
Note 3 — New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory-Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on the Company’s consolidated financial position or results of operations.
Note 4 — Inventories
     Inventories are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Finished goods	$7,327	$10,188
Work-in-process	75	312
Raw materials	272	333

	$7,674	$10,833

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 5 — Property and Equipment
     Property and equipment are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Furniture and fixtures	$1,161	$600
Office equipment	1,151	1,062
Computer equipment	1,540	1,141
Leasehold improvements	199	128
Land and building	2,004	2,004

	6,055	4,935
Less accumulated depreciation	(1,680)	(1,468)

Property and equipment — net	$4,375	$3,467

Note 6 — Investments in Unconsolidated Investees
     From 1997 through April 2005, the Company held an ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France. The Company’s investment in Volcom Europe was accounted for under the equity method because the Company had the ability to exert significant influence over the financial and operating policies of the investee. In April 2005, the Company sold its investment in Volcom Europe for $1.4 million. Under the terms of the sale agreement, Volcom Europe will continue to function as a licensee of the Company until the expiration of its license agreement on December 31, 2006. During the three months ended March 31, 2005 the Company recorded $331,000 of earnings attributable to Volcom Europe, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of its investment in Volcom Europe to $1.6 million as of the date of sale. After consideration of the effects of the accumulated foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of this investment in April 2005.
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At March 31, 2006 and December 31, 2005, the Company’s investment in Volcom Australia was $298,000.
Note 7 —Intangible Assets
     Intangible assets are as follows:

	As of March 31, 2006		As of December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Customer relationships	$310	$13	$310	$5
Backlog	160	133	160	53
Non-compete agreements	40	2	40	1

	$510	$148	$510	$59

     Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 6 months to 10 years with no residual values. Intangible amortization expense for the three months ended March 31, 2006 and 2005 was approximately $89,000 and zero, respectively. Annual amortization expense is estimated to be approximately $142,000 in the fiscal year ending December 31, 2006 and approximately $35,000 in the fiscal years ending December 31, 2007 through 2010.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 8 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Payroll and related accruals	$2,192	$1,079
Other	2,107	1,508

	$4,299	$2,587

Note 9 — Commitments and Contingencies
     Litigation — The Company is involved from time to time in litigation incidental to its business. In the opinion of management, the resolution of any such matter currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Note 10 — Earnings Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as amended by SFAS No. 123(R). Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except share data)
Numerator — Net income	$4,426	$6,262

Denominator:
Weighted average common stock outstanding for basic earnings per share	24,200,256	19,170,705
Effect of dilutive securities:
Stock options and restricted stock	112,690	365,259

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,312,946	19,535,964

Note 11 — Income Taxes
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

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Subsequent to June 29, 2005, the Company recorded a provision and liability for Federal and state income taxes as a C corporation. For the three-month period ended March 31, 2006, the provision for income taxes was computed using a 40.4% estimated annual effective tax rate. For the three-month period ended March 31, 2005, the provision for income taxes was computed using a 1.5% California franchise tax rate.
     Pro forma net income data reflects the provision for income taxes, net income and net income per share that would have been recorded had we been subject to Federal and state income taxes as a C corporation, and not been exempt from paying income taxes other than California franchise taxes due to our S corporation election from January 1, 2002 to June 29, 2005.
Note 12 — Segment Information
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
     Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Mens	$24,771	$17,832
Girls	13,057	11,363
Snow	—	—
Boys	2,275	1,185
Other	410	305

Subtotal product categories	40,513	30,685
Licensing revenues	1,083	1,006

Total revenues	$41,596	$31,691

     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.
     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
United States	$30,507	$24,121
Canada	5,950	4,014
Asia Pacific	1,417	1,535
Other	2,639	1,015

	$40,513	$30,685

     During the periods ended March 31, 2006 and December 31, 2005, substantially all of the Company’s long-lived assets were located in the United States.
Note 13 — Subsequent Events
     On May 5, 2006, the Company entered into a contract for the construction of its European headquarters in Anglet, France. The contract calls for the construction of an approximate 3,150 square meter facility for 4.6 million Euros (or approximately $5.9 million U.S. Dollars based on a 1 to 1.2613 exchange rate as of May 5, 2006). Payments for construction of the facility will be made monthly through February 2007 and vary based upon the progress toward completion of the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factor. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005.
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
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Central America, Japan, Korea and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, we sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of March 31, 2006, our customer base of retailers included approximately 1,100 accounts that operated approximately 2,900 store locations. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Switzerland, all of our sales are denominated in U.S. dollars.
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
     As part of our strategy to take direct control of our European operations, we have hired a chief executive officer and chief financial officer to guide our European operations. Both of these individuals have experience in the European boardsports industry. We also acquired Welcom Distribution SARL, or Welcom, the distributor of Volcom branded products in Switzerland, during October 2005. We purchased all of the outstanding capital stock of Welcom for a purchase price of $1.5 million in cash, excluding transaction costs. The acquisition was effective on October 25, 2005, and we have included the operations of Welcom in our financial results from October 26, 2005 going forward.

     Our revenues increased from $44.0 million in 2001 to $160.0 million in 2005. Our revenues were $41.6 million for the three months ended March 31, 2006, an increase of $9.9 million, or 31.3%, compared to $31.7 million for the three months ended March 31, 2005. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.
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
     Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods, which increased our gross margin as a percentage of revenues and our profitability for the year ended December 31, 2005. However, since the elimination of quota on January 1, 2005, the United States has imposed a series of quotas that impacted our business and on November 8, 2005, the United States and China announced an agreement to continue quotas on certain categories of goods that will impact our business through December 31, 2008. While we do not believe the limitations on imports from China will have a material effect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 32.4% in 2001 to 26.8% in 2005. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 32.7% for the three months ended March 31, 2005 to 35.6% for the three months ended March 31, 2006. This increase was primarily due to the hiring of additional personnel as we develop our infrastructure domestically and abroad, costs related to the transition of our European operations from a licensee model to direct control, additional expenses associated with operating as a public company, such as certain legal and accounting compliance costs, and compensation expense associated with stock options as required by Statement of Financial Accounting Standard No. 123(R) (revised 2004), Share-Based Payment, or SFAS No. 123(R).

Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.
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

Income Taxes
     On June 29, 2005, we changed our tax status from an S corporation to a C corporation. For Federal and state income tax purposes we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws from January 1, 2002 until our initial public offering on June 29, 2005. Therefore, no provision or liability for Federal or state income tax has been included in our consolidated financial statements for 2002, 2003, 2004 and the period from January 1, 2005 to June 29, 2005, except that we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was included in our consolidated financial statements for those periods. Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes as a C corporation.
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
Stock-Based Compensation
     Since January 1, 2006 we have accounted for stock-based compensation in accordance with SFAS No. 123(R). SFAS No. 123(R) requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
     We own subsidiaries in Switzerland and France, which operate with the Swiss Franc and Euro as their functional currency, respectively. Our assets and liabilities that our denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
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
Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months
	Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of goods sold	48.3	48.2

Gross profit	51.7	51.8
Selling, general and administrative expenses	35.6	32.7

Operating income	16.1	19.1
Other income (expense)	1.8	(0.1)

Income before provision for income taxes	17.9	19.0
Provision for income taxes	7.3	0.3

Income before equity in earnings of investee	10.6	18.7
Equity in earnings of investee	0.0	1.0

Net income	10.6	19.8

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues
     Revenues were $41.6 million for the three months ended March 31, 2006, an increase of $9.9 million, or 31.3%, compared to $31.7 million for the three months ended March 31, 2005. Revenues from our top five customers were $16.5 million for the three months ended March 31, 2006, an increase of $3.3 million, or 24.7%, compared to $13.2 million for the three months ended March 31, 2005, with Pacific Sunwear accounting for $2.2 million of the $3.3 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $40.5 million for the three months ended March 31, 2006, an increase of $9.8 million, or 32.0%, compared to $30.7 million for the three months ended March 31, 2005. Of the $9.8 million increase in product revenues, increases in mens products and girls products accounted for $8.6 million of that increase. Revenues from mens products increased $6.9 million, or 38.9%, to $24.8 million for the three months ended March 31, 2006 compared to $17.9 million for the three months ended March 31, 2005, and revenues from girls products increased $1.7 million, or 14.9%, to $13.1 million for the three months ended March 31, 2006 compared to $11.4 million for the three months ended March 31, 2005.

     Licensing revenues increased 7.7% to $1.1 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $30.5 million, or 75.3% of our product revenues for the three months ended March 31, 2006, compared to $24.1 million, or 78.6% of our product revenues for the three months ended March 31, 2005. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Japan and Switzerland and do not include sales by our international licensees. Such product revenues in the rest of the world were $10.0 million, or 24.7% of our product revenues, for the three months ended March 31, 2006 compared to $6.6 million, or 21.4% of our product revenues, for the three months ended March 31, 2005.
Gross Profit
     Gross profit increased $5.1 million, or 31.2%, to $21.5 million for the three months ended March 31, 2006 compared to $16.4 million for the three months ended March 31, 2005. Gross profit as a percentage of revenues, or gross margin, decreased 0.1% to 51.7% for the three months ended March 31, 2006 compared to 51.8% for the three months ended March 31, 2005. Gross margin related specifically to product revenues increased 0.3% to 50.5% for the three months ended March 31, 2006 compared to 50.2% for the three months ended March 31, 2005. The gross margin remained relatively consistent as there were no unexpected changes to the quota system agreed to in November 2005 by the United States of America and China, where many of our products are manufactured.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $4.5 million, or 43.2%, to $14.8 million for the three months ended March 31, 2006 compared to $10.4 million for the three months ended March 31, 2005. The increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $1.6 million due to expenditures on infrastructure and personnel, increased advertising and marketing expenses of $0.8 million, increased sales commission expenses of $0.4 million resulting from our increased product revenues, additional expenses of $0.5 million associated with operating as a public company, such as certain legal and accounting compliance costs, expenses of $0.3 million related to the transition of our European operations from a licensee model to direct control, and compensation expense of $0.2 million associated with stock options as required by SFAS No. 123(R). As a percentage of revenues, selling, general and administrative expenses increased to 35.6% for the three months ended March 31, 2006 from 32.7% for the three months ended March 31, 2005, which is due primarily to the factors mentioned above.
Operating Income
     As a result of the factors above, operating income for the three months ended March 31, 2006 increased $0.7 million to $6.7 million compared to $6.0 million for the three months ended March 31, 2005. Operating income as a percentage of revenue decreased to 16.1% for the three months ended March 31, 2006 from 19.1% for the three months ended March 31, 2005.
Other Income (Expense)
     Other income (expense) primarily includes net interest income (expense) and foreign currency gains and losses. Interest income for the three months ended March 31, 2006 was $0.7 million compared to interest expense of $2,000 for the three months ended March 31, 2005. This increase in interest income was due to the significant increase in our cash and cash equivalent balances as a result of our initial public offering closing in July 2005. Foreign currency gain (loss) increased to a $3,000 gain for the three months ended March 31, 2006 compared to a $23,000 loss for the three months ended March 31, 2005 due to fluctuations in the Canadian exchange rate.
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
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes as a C corporation. We have computed our provision for income taxes for the three months ended March 31, 2006 using an estimated effective annual tax rate of 40.4%. As a result of this change in tax status, our provision for income taxes increased $2.9 million to $3.0 million for the three months ended March 31, 2006 compared to $0.1 million for the three months ended March 31, 2005. On a pro forma basis, using an estimated annual effective tax rate of 40.8%, our provision for income taxes would have been $2.6 million for the three months ended March 31, 2005.
Net Income
     As a result of the factors above, net income decreased $1.8 million, or 29.3%, to $4.4 million for the three months ended March 31, 2006 from $6.3 million for the three months ended March 31, 2005.
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
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Cash and cash equivalents at beginning of period	$71,712	$10,359
Cash flow from operating activities	10,203	5,112
Cash flow from investing activities	(963)	(256)
Cash flow from financing activities	470	(10,118)
Effect of exchange rate on cash	8	—

Cash and cash equivalents at end of period	$81,430	$5,097

     As of March 31, 2006, we had $81.4 million in cash and cash equivalents compared to $5.1 million in cash and cash equivalents as of March 31, 2005. The increase in cash and cash equivalents primarily reflects the completion of the initial public offering of our common stock in July 2005 whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. In July 2005, subsequent to the closing of the initial public offering, we used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders.
     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the three months ended March 31, 2006 and 2005, cash from operating activities was $10.2 million and $5.1 million, respectively. The $5.1 million increase in cash from operating activities between the periods was primarily a result of changes in inventories and income taxes receivable/payable offset by a change in accounts payable and a $1.8 million decrease in net income. During the three months ended March 31, 2006, the change in inventories provided cash of $3.2 million compared to the use of cash of $1.4 million for the three months ended March 31, 2005, an increase in cash provided of $4.6 million. In addition, during the three months ended March 31, 2006, the change in income taxes receivable/payable provided cash of $2.8 million compared to the use of cash of $63,000 for the three months ended March 31, 2005, an increase in cash provided of $2.7 million. The change in accounts payable used cash of $1.3 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005, a decrease in cash provided of $1.1 million.
     Cash used in investing activities was $1.0 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash used in investing activities was primarily due to the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.
     Cash provided by financing activities was $0.5 million for the three months ended March 31, 2006 compared to cash used in financing activities $10.1 million for the three months ended March 31, 2005. The $10.6 million increase in cash provided by financing activities between the periods primarily resulted from $10.1 million of cash distributions to our stockholders out of undistributed S corporation earnings during the three months ended March 31, 2005.
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
Credit Facilities
     In August 2003, we entered into a credit agreement with Bank of the West for an $8.0 million committed, secured line of credit, which was increased to $10.0 million in October 2004. The credit facility, which expires on May 31, 2006, is used to fund our working capital requirements. We are currently renegotiating the line of credit terms with the bank to extend the credit facility. The credit facility is secured by substantially all of our assets, and contains a $4.0 million sub-limit for letters of credit and a $2.5 million sub-limit for acquisitions. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (7.75% at March 31, 2006) or LIBOR plus 1.50%. We had $0.2 million outstanding in letters of credit at March 31, 2006. At March 31, 2006, there were no outstanding borrowings under this credit facility, and $9.8 million was available under the credit facility. This credit facility includes certain restrictive covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax (as defined) of $2.0 million, a minimum effective tangible net worth (as defined) of $12.0 million and a current ratio of not less than 1 to 1. At March 31, 2006, we were in compliance with all such restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of March 31, 2006. The following table summarizes, as of March 31, 2006, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Apr. 1 -
	Total	Dec. 31, 2006	2007	2008	2009	2010	Thereafter
Operating lease obligations	$3,196	$742	$923	$934	$521	$76	$—
Capital lease obligations	261	65	87	75	34	—	—
Professional athlete sponsorships	6,163	2,580	2,874	709		—	—
Contractual letters of credit	235	235	—	—	—	—	—

Total	$9,855	$3,622	$3,884	$1,718	$555	$76	$—

     We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2009, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
     We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year and expire at various dates through October 2009.
     On May 5, 2006, we entered into a contract for the construction of our European headquarters in Anglet, France. We are currently establishing our own operations in Europe in anticipation of the expiration of our licensing agreement with our European licensee on December 31, 2006. The contract calls for the construction of an approximate 3,150 square meter facility for 4.6 million Euros (or approximately $5.9 million U.S. Dollars based on a 1 to 1.2613 exchange rate as of May 5, 2006). Payments for construction of the facility will be made monthly and vary based upon the progress toward completion of the facility. Total payments due from May 5, 2006 through December 31, 2006 are 3.8 million Euro (or approximately $4.8 million U.S. Dollars based on a 1 to 1.2613 exchange rate as of May 5, 2006) and total payments in 2007 are 0.8 million Euros (or approximately $1.1 million U.S. Dollars based on a 1 to 1.2613 exchange rate as of May 5, 2006).
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five year period ending March 31, 2011, is approximately $1.6 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
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
     As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we have historically borrowed under our credit facility. However, based on our current cash position we do not anticipate borrowing under our credit facility in the near term.
Backlog
     We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At March 31, 2006, our order backlog was approximately $70.7 million, compared to approximately $57.5 million at March 31, 2005. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, we do not believe that backlog is a reliable measure of future sales for any succeeding period. We do not believe backlog figures in one year may be directly compared to backlog figures in another year when measured at the same date.
Inflation
     We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.

Vulnerability Due to Concentrations
     As of March 31, 2006, our customer base included approximately 1,100 accounts that operate approximately 2,900 store locations and 11 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 29% of our product revenues in 2005 and approximately 24% of our product revenues for the three months ended March 31, 2006. We cannot assure you that Pacific Sunwear will continue to represent such a significant percentage of our product revenues in the future. If Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products or no longer purchases our products, our revenues and results of operations could be adversely affected.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2005, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and three domestic screen printers. Purchases from two manufacturers, Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd) each totaled approximately 10% of our product costs in 2005. Purchases from three manufacturers, Ningbo Jehson Textiles, China Ningbo CIXI (Dragon Crowd) and CFL Enterprise, totaled approximately 12%, 10% and 11%, respectively, of our product costs for the three months ended March 31, 2006.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 151, Inventory-Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on our consolidated financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the three months ended March 31, 2006 and March 31, 2005, we derived 14.7% and 13.1%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.
     As our Canadian accounts receivable, accounts payable and cash balance represent a small portion of our total assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. We may enter into future transactions in order to hedge our exposure to foreign currencies.
     A small portion of our sales have been made in Switzerland, where we operate with the Swiss Franc as our functional currency. In addition, we own a subsidiary in France, which operates with the Euro as its functional currency. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
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
Interest Rate Risk
     We maintain a $10.0 million secured credit facility with no balance outstanding at March 31, 2006. Borrowings under this facility bear interest, at our option, either at the bank’s prime rate (7.75% at March 31, 2006) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2005, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the quarterly period covered by this report. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
     Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, or which are otherwise made by us or on our behalf, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.
We may be adversely affected by the discontinuance of our licensing relationship in Europe.
     Since 1996, we have conducted our operations in Europe through a licensee. Our European licensing revenues were $0.9 million, $1.5 million and $1.7 million in 2003, 2004 and 2005, respectively, and were $0.6 million and $0.7 million for the three months ended March 31, 2005 and March 31, 2006, respectively. We are currently establishing our own operations in Europe in anticipation of our licensing agreement with our European licensee expiring on December 31, 2006. In preparation for this transition we have, among other things, hired a chief executive officer and chief financial officer for our European operations and, during October 2005, acquired the distributor of Volcom branded products in Switzerland. We expect to experience a decrease in our overall licensing revenues and an increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. While we will incur significant costs associated with taking direct control of our European operations during 2006 and 2007, we will not receive any additional revenues from these efforts until the second half of 2007. We anticipate that establishing these European operations will also require increased time and effort of our senior management, which could otherwise be focused on our current operations. If we are unable to successfully initiate and manage our European operations, it may place additional strain on our management team and adversely affect our financial condition and results of operations.
One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.
     Pacific Sunwear accounted for approximately 29% of our product revenues in 2005 and approximately 24% for the three months ended March 31, 2006. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Because Pacific Sunwear has represented such a significant amount of our product revenues in recent years, our results of operations could be adversely affected if Pacific Sunwear chooses to slow its rate of purchases of our products, decrease its purchases of our products, change the timing of its orders or no longer purchases our products.

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
     Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd) each accounted for 10% of our product costs in 2005 and three contractors, Ningbo Jehson Textiles, China Ningbo CIXI (Dragon Crowd) and CFL Enterprise, accounted for 12%, 10% and 11%, respectively, of our product costs for the three months ended March 31, 2006. A loss of any of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
     As of March 31, 2006, our executive officers, directors and their affiliates beneficially own or control approximately 32.7% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott owns approximately 13.2% and 16.2%, respectively, of the 24,241,320 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, and $0.6 million for the developing of our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
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

Volcom, Inc.

Date: May 12, 2006	/s/ Douglas P. Collier

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