Form 10-Q
period 2006-06-30
Volcom Inc
filed 2006-08-11
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006, there were 24,243,220 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$83,336	$71,712
Accounts receivable — net of allowances of $1,050 (2006) and $730 (2005)	29,758	21,408
Inventories	11,180	10,833
Prepaid expenses and other current assets	1,117	1,366
Income taxes receivable	—	479
Deferred income taxes	1,110	1,110

Total current assets	126,501	106,908

Property and equipment — net	5,917	3,467
Investments in unconsolidated investees	298	298
Intangible assets — net	409	451
Goodwill	158	158
Other assets	229	99

Total assets	$133,512	$111,381

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,205	$5,779
Accrued expenses and other current liabilities	5,955	2,587
Income taxes payable	1,446	—
Current portion of capital lease obligations	75	72

Total current liabilities	18,681	8,438

Long-term capital lease obligations	145	183
Deferred income taxes	80	80
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,243,220 (2006) and 24,214,120 (2005) shares issued and outstanding	24	24
Additional paid-in capital	85,351	84,418
Retained earnings	29,224	18,266
Accumulated other comprehensive income	7	(28)

Total stockholders’ equity	114,606	102,680

Total liabilities and stockholders’ equity	$133,512	$111,381

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$45,492	$35,478	$86,005	$66,163
Licensing revenues	559	375	1,642	1,381

Total revenues	46,051	35,853	87,647	67,544
Cost of goods sold	23,137	17,156	43,211	32,440

Gross profit	22,914	18,697	44,436	35,104
Selling, general and administrative expenses	13,224	11,057	28,060	21,420

Operating income	9,690	7,640	16,376	13,684
Other income (expense):
Interest income (expense), net	977	—	1,715	(2)
Dividend income from cost method investee	3	11	3	11
Foreign currency gain (loss)	259	(93)	262	(117)

Total other income (expense)	1,239	(82)	1,980	(108)

Income before provision for income taxes	10,929	7,558	18,356	13,576
Provision for income taxes	4,397	2,926	7,398	3,015

Income before equity in earnings of investee	6,532	4,632	10,958	10,561
Equity in earnings of investee	—	—	—	331

Net income	$6,532	$4,632	$10,958	$10,892

Net income per share:
Basic	$0.27	$0.24	$0.45	$0.57
Diluted	$0.27	$0.24	$0.45	$0.56
Weighted average shares outstanding:
Basic	24,214,523	19,174,912	24,207,537	19,172,809
Diluted	24,310,679	19,390,558	24,311,960	19,463,261
Pro forma net income data:
Income before provision for income taxes, as reported		$7,558		$13,576
Pro forma provision for income taxes		3,080		5,667

Pro forma income before equity in earnings of investee		4,478		7,909
Equity in earnings of investee		—		331

Pro forma net income		$4,478		$8,240

Pro forma net income per share:
Basic		$0.23		$0.43
Diluted		$0.23		$0.42
Pro forma weighted average shares outstanding:
Basic		19,174,912		19,172,809
Diluted		19,390,558		19,463,261
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,958	$10,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	630	257
Equity in earnings of investee, net of dividends received	—	(331)
Provision for doubtful accounts	76	113
Excess tax benefits related to exercise of stock options	(124)	2,833
Loss on disposal of property and equipment	8	—
Stock-based compensation	399	123
Deferred income taxes	—	(428)
Changes in operating assets and liabilities:
Accounts receivable	(8,416)	(5,077)
Inventories	(341)	(6,143)
Prepaid expenses and other current assets	255	(193)
Other assets	(117)	(55)
Accounts payable	5,407	4,644
Accrued expenses and other current liabilities	3,081	3,989
Income taxes receivable/payable	2,049	408

Net cash provided by operating activities	13,865	11,032

Cash flows from investing activities:
Purchase of property and equipment	(2,611)	(2,620)
Acquisition, net of cash acquired	(168)	—
Proceeds from sale of equity method investee	—	1,391

Net cash used in investing activities	(2,779)	(1,229)

Cash flows from financing activities:
Principal payments on capital lease obligations	(35)	(48)
Prepaid initial public offering costs	—	(1,110)
Proceeds from exercise of stock options	411	200
Excess tax benefits related to exercise of stock options	124	—
Distributions to stockholders	—	(19,204)

Net cash provided by (used in) financing activities	500	(20,162)

Effect of exchange rate changes on cash	38	—

Net increase (decrease) in cash and cash equivalents	11,624	(10,359)

Cash and cash equivalents — Beginning of period	71,712	10,359

Cash and cash equivalents — End of period	$83,336	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8	$11
Income taxes	5,304	200
Supplemental disclosures of non-cash investing and financing activities:
     At June 30, 2006, the Company accrued for $64,000 of property and equipment purchases.
     For the six months ended June 30, 2005, the Company recognized ($102,000) in foreign currency translation adjustments related to an equity method investee.
     At June 30, 2005, the Company recorded an accrued liability of $0.6 million for prepaid initial public offering costs.
     At June 30, 2005, the Company recorded distributions payable to stockholders of $20 million.
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statement of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     Comprehensive Income — Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings. For the six months ended June 30, 2006, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of the international subsidiary financial statements into U.S. dollars. For the three and six months ended June 30, 2006, comprehensive income was approximately $6,561,000 and $10,993,000, respectively. For the six months ended June 30, 2005, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of Volcom Europe, the Company’s equity method investee, into U.S. dollars. For the three and six months ended June 30, 2005, comprehensive income was approximately $4,464,000 and $10,623,000, respectively.
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

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
represents the cost of stock-based awards granted to nonemployees at fair value in accordance with the provisions of SFAS No. 123, and the cost of restricted stock awards determined in accordance with APB No. 25.
     Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. For periods prior to January 1, 2006, the Company’s pro forma information required under SFAS No. 123 accounted for forfeitures as they occurred. As the Company is a newly public entity with limited historical data, certain assumptions used in the Black-Scholes option pricing model are based on historical data of comparable public companies or historical industry data. The expected option term is estimated based upon historical industry data on employee exercises and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards are amortized using the straight-line method over the vesting period.
     During the six months ended June 30, 2006 and 2005, the Company recognized approximately $399,000, or $238,000 net of tax, and $123,000, or $93,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses. The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $314,000 for the six months ended June 30, 2006. The incremental stock-based compensation expense caused income before provision for income taxes to decrease by $314,000, net income to decrease by $188,000, and basic and diluted earnings per share to decrease by $0.01 per share.
     In accordance with SFAS No. 123 as amended by SFAS No. 148, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. If the computed fair values of these awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts shown in the table below:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net income:
As reported	$4,632	$10,892
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(5)

Pro forma	$4,627	$10,887
Basic net income per share:
As reported	$0.24	$0.57
Pro forma	$0.24	$0.57
Diluted net income per share:
As reported	$0.24	$0.56
Pro forma	$0.24	$0.56
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statement of Cash Flows. For the six months ended June 30, 2005, excess tax benefits of $2.8 million were generated from option exercises and increased cash provided from operating activities. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock-based compensation costs to be classified as financing cash flows. For the six months ended June 30, 2006, excess tax benefits of $124,000 were generated from option exercises and increased cash provided from financing activities.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”). A total of 2,300,000 shares of common stock are initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan will automatically increase on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of June 30, 2006, there were 2,170,256 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
     Stock Option Awards — In June 2005, the Company’s Board of Directors approved the grant of 586,526 options to purchase the Company’s common stock. The Company granted these options under the Incentive Plan at the effective date of the Company’s initial public offering at an exercise price of $19.00, which was equal to the initial public offering price. The stock options have vesting terms whereby 10,526 options vested immediately, 210,000 options vested on December 15, 2005 and the remaining 366,000 options vest 20% per annum over 5 years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term.
     A summary of the Company’s stock option activity under the Incentive Plan is as follows:

		Weighted-
		Average	Weighted-Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at January 1, 2006	576,000	$19.00
Granted	—	—
Exercised	(21,600)	$19.00
Canceled or forfeited	(10,000)	$19.00

Outstanding at June 30, 2006	544,400	$19.00	9.0 years

Exercisable at June 30, 2006	259,600	$19.00	9.0 years

     As of June 30, 2006, there was unrecognized compensation expense of $2.5 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 4.0 years. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $305,000 and zero, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $7.1 million and $3.4 million, respectively. Cash received from the exercise of stock options totaled $411,000 and $200,000 for the six months ended June 30, 2006 and 2005, respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Additional information regarding stock options outstanding is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value
Unvested at January 1, 2006	366,000	$9.14
Granted	—	—
Vested	(71,200)	—
Canceled or forfeited	(10,000)	$9.14

Unvested at June 30, 2006	284,800	$9.14

     Additional information regarding stock options outstanding as of June 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Price	Options	Life (yrs)	Price	Options	Price
$19.00	544,400	9.0	$19.00	259,600	$19.00
     Restricted Stock Awards — The Company’s stock compensation plan provides for awards of restricted shares of common stock. Restricted stock awards have time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.
     In August 2005, the Company granted a total of 20,000 shares of restricted stock to two employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $66,000 was amortized to expense during the six months ended June 30, 2006.
     In March 2006, the Company granted a total of 7,500 shares of restricted stock to one employee. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a 5 year period. The total value of the restricted stock awards is $260,000, of which $17,000 was amortized to expense during the six months ended June 30, 2006.
     Restricted stock activity for the six months ended June 30, 2006 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value
Outstanding restricted stock at January 1, 2006	20,000	$33.01
Granted	7,500	34.65
Vested	—	—
Canceled or forfeited	—	—

Outstanding restricted stock at June 30, 2006	27,500	$33.46

     As of June 30, 2006, there was unrecognized compensation expense of $782,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 4.2 years.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material effect on the Company’s consolidated financial position or results of operations.
Note 4 — Inventories
     Inventories are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$10,723	$10,188
Work-in-process	144	312
Raw materials	313	333

	$11,180	$10,833

Note 5 — Property and Equipment
     Property and equipment are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Furniture and fixtures	$1,448	$600
Office equipment	1,174	1,062
Computer equipment	1,737	1,141
Leasehold improvements	485	128
Land and building	2,004	2,004
Construction in progress	1,035	—

	7,883	4,935
Less accumulated depreciation	(1,966)	(1,468)

Property and equipment — net	$5,917	$3,467

     On May 5, 2006, the Company entered into a contract for the construction of its European headquarters in Anglet, France. The contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) facility for approximately 4.6 million Euros. Payments for construction of the facility will be made monthly through February 2007 and vary based upon the progress toward completion of the facility. As of June 30, 2006, the Company has paid approximately $1.0 million in construction costs and has approximately $4.8 million of remaining costs to be paid through February 2007 (based on a 1 to 1.2551 exchange rate as of June 30, 2006).

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     The Company has applied for and received local government grants totaling approximately 800,000 Euros (approximately $1.0 million based on a 1 to 1.2551 exchange rate as of June 30, 2006). Such grants will be paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. No amounts have been received or recorded to date with respect to such grants.
Note 6 — Investments in Unconsolidated Investees
     From 1997 through April 2005, the Company held an ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France. The Company’s investment in Volcom Europe was accounted for under the equity method because the Company had the ability to exert significant influence over the financial and operating policies of the investee. In April 2005, the Company sold its investment in Volcom Europe for $1.4 million. Under the terms of the sale agreement, Volcom Europe will continue to function as a licensee of the Company until the expiration of its license agreement on December 31, 2006. During the six months ended June 30, 2005 the Company recorded $331,000 of earnings attributable to Volcom Europe, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of its investment in Volcom Europe to $1.6 million as of the date of sale. After consideration of the effects of the accumulated foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of this investment in April 2005.
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At June 30, 2006 and December 31, 2005, the Company’s investment in Volcom Australia was $298,000.
Note 7 —Intangible Assets
     Intangible assets are as follows:

	As of June 30, 2006		As of December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Customer relationships	$310	$21	$310	$5
Backlog	160	160	160	53
Non-compete agreements	40	3	40	1
Reacquired license rights	84	1	—	—

	$594	$185	$510	$59

     Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 6 months to 10 years with no residual values. Intangible amortization expense for the six months ended June 30, 2006 and 2005 was approximately $125,000 and zero, respectively. Annual amortization expense is estimated to be approximately $148,000 in the fiscal year ending December 31, 2006 and approximately $46,000 in the fiscal years ending December 31, 2007 through 2010.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 8 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Payroll and related accruals	$2,959	$1,079
Other	2,996	1,508

	$5,955	$2,587

Note 9 — Commitments and Contingencies
     Litigation — The Company is involved from time to time in litigation incidental to its business. In the opinion of management, the resolution of any such matter currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
     Indemnities and Guarantees — During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the Company could be obligated to make. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. The Company has not been required to record nor has it recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands, except share data)
Numerator — Net income	$6,532	$4,632	$10,958	$10,892

Denominator:
Weighted average common stock outstanding for basic earnings per share	24,214,523	19,174,912	24,207,537	19,172,809
Effect of dilutive securities:
Stock options and restricted stock	96,156	215,646	104,423	290,452

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,310,679	19,390,558	24,311,960	19,463,261

Note 11 — Income Taxes
     On June 29, 2005, the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
been included in the Company’s consolidated financial statements for 2002, 2003, 2004 and the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in the consolidated financial statements for those periods. Subsequent to June 29, 2005, the Company recorded a provision and liability for Federal and state income taxes as a C corporation. In accordance with APB Opinion No. 28, Interim Financial Reporting, the Company computed its provision for income taxes for the three months ended June 30, 2005 using a 44.1% tax rate, which reflects the rate necessary to bring the Company’s six months ended June 30, 2005 provision for income taxes in line with its estimated annual effective tax rate of 24.7%. For the six months ended June 30, 2006, the provision for income taxes was computed using a 40.3% estimated annual effective tax rate.
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
     Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Mens	$25,380	$21,115	$50,151	$38,947
Girls	16,447	12,402	29,504	23,764
Snow	2	—	2	—
Boys	3,111	1,530	5,387	2,715
Other	552	431	961	737

Subtotal product categories	45,492	35,478	86,005	66,163
Licensing revenues	559	375	1,642	1,381

Total revenues	$46,051	$35,853	$87,647	$67,544

     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.
     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
United States	$36,802	$28,655	$67,309	$52,776
Canada	5,341	3,743	11,291	7,757
Asia Pacific	1,087	1,315	2,504	2,849
Other	2,262	1,765	4,901	2,781

	$45,492	$35,478	$86,005	$66,163

     The table below summarizes identifiable assets by location:

	June 30, 2006	December 31, 2005
	(in thousands)
United States	$130,541	$110,137
Europe	2,971	1,244

	$133,512	$111,381

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 13 — Subsequent Event
     In July 2006, the Company terminated its existing $10.0 million committed, secured line of credit facility with Bank of the West and entered into a new $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The new credit agreement, which expires on August 31, 2008, may be used to fund the Company’s working capital requirements. Borrowings under this new agreement bear interest, at the Company’s option, either at the bank’s prime rate (8.25% at June 30, 2006) or LIBOR plus 1.50%. The new credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to the Company’s financial condition, including requirements that the Company maintain a minimum net profit after tax and a minimum effective tangible net worth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005.
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
     We have recently launched new product extensions to complement our current product offerings. These new product extensions include a complete line of sandals and slip-ons, branded Creedlers; a complete collection of kids clothing for young boys ages 4 to 7 years old; and a womens swim line. We believe the Creedlers and young boys line will begin shipping on approximately December 1, 2006, and the womens swim line will begin shipping early in Spring 2007.
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Central America, Japan, Korea and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, we sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of June 30, 2006, our customer base included approximately 1,300 accounts that operated approximately 3,900 store locations (of which approximately 1,100 accounts that operated approximately 2,900 stores are located in the United States) and 11 distributors in countries not serviced by our licensees. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Switzerland, all of our sales are denominated in U.S. dollars.
     In Europe, Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled or operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may choose to assume direct responsibility for serving these licensed territories. We are currently establishing our own operations in Europe in anticipation of our licensing agreement with our European licensee expiring on December 31, 2006. We expect to experience a decrease in our licensing revenues once our European license agreement expires and an increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. However, we anticipate our product revenues will begin to increase in Europe in the second half of 2007 once we begin to directly sell our products in this territory.

     As part of our strategy to take direct control of our European operations, we have hired a chief executive officer and a chief financial officer as well as other design, production, sales and information technology management positions to guide our European operations. We have begun construction of our European headquarters in Anglet, France. The construction contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) office and distribution facility for 4.6 million Euros. We have applied for and received local government grants totaling approximately 800,000 Euros (approximately $1.0 million based on a 1 to 1.2551 exchange rate as of June 30, 2005). Such grants will be paid to us at various times during and after our European headquarters construction period and generally require us to maintain and operate our European headquarters for five years. No amounts have been received or recorded to date with respect to such grants. We also acquired Welcom Distribution SARL, or Welcom, the distributor of Volcom branded products in Switzerland, during October 2005. We purchased all of the outstanding capital stock of Welcom for a purchase price of $1.5 million in cash, excluding transaction costs. The acquisition was effective on October 25, 2005, and we have included the operations of Welcom in our financial results from October 26, 2005 going forward.
     Our revenues increased from $44.0 million in 2001 to $160.0 million in 2005. Our revenues were $87.6 million for the six months ended June 30, 2006, an increase of $20.1 million, or 29.8%, compared to $67.5 million for the six months ended June 30, 2005. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.
     On July 28, 2006, we announced that we expect a decrease in sales to Pacific Sunwear, our largest customer, for the three months ending September 30, 2006 compared to the three months ended September 30, 2005, and we expect relatively flat sales to Pacific Sunwear for the three months ending December 31, 2006 compared to the three months ended December 31, 2005. The projected decrease for the three months ending September 30, 2006 is generally due to overall slower than expected sales by Pacific Sunwear, which we believe will cause purchases of our products to slow during the third quarter, coupled with some increased inventory levels at Pacific Sunwear due to the slow down in overall sales and weaker than expected sell-through on certain styles of our products and a change in Pacific Sunwear’s product mix. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
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
     We currently source the substantial majority of our products from third-party manufacturers located primarily in China, Macau, India and Mexico. As a result, we may be adversely affected by the disruption of trade with these countries, the imposition of new regulations related to imports, duties, taxes and other charges on imports, and significant decreases in the value of the U.S. dollar against foreign currencies. We seek to mitigate the possible disruption in product flow by diversifying our manufacturing across numerous manufacturers and by using manufacturers in countries that we believe to be politically stable. We do not enter into long-term contracts with our third-party manufacturers. Rather, we typically enter into contracts with each manufacturer to produce one or more product lines for a particular selling season. This strategy has enabled us to maintain flexibility in our sourcing.
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
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 32.4% in 2001 to 26.8% in 2005. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 31.7% for the six months ended June 30, 2005 to 32.0% for the six months ended June 30, 2006. This increase was primarily due to the hiring of additional personnel as we develop our infrastructure domestically and abroad, costs related to the transition of our European operations from a licensee model to direct control, additional expenses associated with operating as a public company, such as certain legal and accounting compliance costs, and compensation expense associated with stock options as required by Statement of Financial Accounting Standard No. 123(R) (revised 2004), Share-Based Payment, or SFAS No. 123(R).
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
Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.2	47.9	49.3	48.0

Gross profit	49.8	52.1	50.7	52.0
Selling, general and administrative expenses	28.8	30.8	32.0	31.7

Operating income	21.0	21.3	18.7	20.3
Other income (expense)	2.7	(0.2)	2.2	(0.2)

Income before provision for income taxes	23.7	21.1	20.9	20.1
Provision for income taxes	9.5	8.2	8.4	4.5

Income before equity in earnings of investee	14.2	12.9	12.5	15.6
Equity in earnings of investee	0.0	0.0	0.0	0.5

Net income	14.2%	12.9%	12.5%	16.1%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues
     Revenues were $46.1 million for the three months ended June 30, 2006, an increase of $10.2 million, or 28.4%, compared to $35.9 million for the three months ended June 30, 2005. Revenues from our top five customers were $21.9 million for the three months ended June 30, 2006, an increase of $4.5 million, or 26.0%, compared to $17.4 million for the three months ended June 30, 2005, with Pacific Sunwear accounting for $2.8 million of the $4.5 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     On July 28, 2006, we announced that we expect a decrease in sales to Pacific Sunwear, our largest customer, for the three months ending September 30, 2006 compared to the three months ended September 30, 2005, and we expect relatively flat sales to Pacific Sunwear for the three months ending December 31, 2006 compared to the three months ended December 31, 2005.
     Product revenues were $45.5 million for the three months ended June 30, 2006, an increase of $10.0 million, or 28.2%, compared to $35.5 million for the three months ended June 30, 2005. Of the $10.0 million increase in product revenues, increases in mens products and girls products accounted for $8.3 million of that increase. Revenues from mens products increased $4.3 million, or 20.2%, to $25.4 million for the three months ended June 30, 2006 compared to $21.1 million for the three months ended June 30, 2005, and revenues from girls products increased $4.0 million, or 32.6%, to $16.4 million for the three months ended June 30, 2006 compared to $12.4 million for the three months ended June 30, 2005.
     Licensing revenues increased 49.1% to $0.6 million for the three months ended June 30, 2006 from $0.4 million for the three months ended June 30, 2005. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $36.8 million, or 80.9% of our product revenues, for the three months ended June 30, 2006, compared to $28.7 million, or 80.8% of our product revenues, for the three months ended June 30, 2005. Product revenues in the rest of the world consist primarily of product revenues from sales to customers in Canada, Japan and Switzerland and do not include sales by our international licensees. Such product revenues in the rest of the world were $8.7 million, or 19.1% of our product revenues, for the three months ended June 30, 2006 compared to $6.8 million, or 19.2% of our product revenues, for the three months ended June 30, 2005.
Gross Profit
     Gross profit increased $4.2 million, or 22.6%, to $22.9 million for the three months ended June 30, 2006 compared to $18.7 million for the three months ended June 30, 2005. Gross profit as a percentage of revenues, or gross margin, decreased 2.3% to 49.8% for the three months ended June 30, 2006 compared to 52.1% for the three months ended June 30, 2005. Gross margin related specifically to product revenues decreased 2.5% to 49.1% for the three months ended June 30, 2006 compared to 51.6% for the three months ended June 30, 2005. The gross margin decrease was generally due to the United States imposing a series of quotas on November 8, 2005 – See Risk Factors “If the United States continues to impose tariffs and import quota restrictions on products manufactured in China it could materially affect our gross margin and financial performance”. These quotas are expected to remain in effect through December 31, 2008. Gross margin during the three months ended June 30, 2005 was especially high due to the lack of quotas and safeguards on imports from China during that period. While we do not believe the current limitations on imports from China will have a material effect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $2.1 million, or 19.6%, to $13.2 million for the three months ended June 30, 2006 compared to $11.1 million for the three months ended June 30, 2005. The increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $1.2 million, increased sales commission expenses of $0.5 million resulting from our increased product revenues, additional expenses of $0.2 million associated with operating as a public company, such as certain legal and accounting compliance costs, expenses of $0.6 million related to the transition of our European operations from a licensee model to direct control, and compensation expense of $0.1 million associated with stock options as required by SFAS No. 123(R). Such increases were offset by a $1.2 million decrease in legal expenses primarily associated with a $1.0 million settlement cost related to litigation with a former customer incurred during the three months ended June 30, 2005. As a percentage of revenues, selling, general and administrative expenses decreased to 28.8% for the three months ended June 30, 2006 from 30.8% for the three months ended June 30, 2005, which is due primarily to the factors mentioned above.
Operating Income
     As a result of the factors above, operating income for the three months ended June 30, 2006 increased $2.1 million to $9.7 million compared to $7.6 million for the three months ended June 30, 2005. Operating income as a percentage of revenue decreased to 21.0% for the three months ended June 30, 2006 from 21.3% for the three months ended June 30, 2005.
Other Income (Expense)
     Other income (expense) primarily includes net interest income (expense) and foreign currency gains and losses. Interest income for the three months ended June 30, 2006 and 2005 was $1.0 million and zero respectively. This increase in interest income was due to the significant increase in our cash and cash equivalents balance as a result of our initial public offering which closed in July 2005 as well as our cash flows from operating activities of $13.9 million for the six months ended June 30, 2006. Foreign currency gain (loss) increased to a $0.3 million gain for the three months ended June 30, 2006 compared to a $0.1 million loss for the three months ended June 30, 2005 due to fluctuations in the Canadian exchange rate.
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
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes as a C corporation. Upon the change in our tax status, we established and recorded our deferred income taxes at our C corporation effective tax rate. We computed our provision for income taxes for the three months ended June 30, 2005 using a 44.1% tax rate, which reflected the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 24.7%.
     We have computed our provision for income taxes for the three months ended June 30, 2006 using a 40.2% tax rate, which reflects the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 40.3%. The provision for income taxes increased $1.5 million to $4.4 million for the three months ended June 30, 2006 compared to $2.9 million for the three months ended June 30, 2005. On a pro forma basis, using an estimated annual effective tax rate of 40.8%, our provision for income taxes would have been $3.1 million for the three months ended June 30, 2005.

Net Income
     As a result of the factors above, net income increased $1.9 million, or 41.0%, to $6.5 million for the three months ended June 30, 2006 from $4.6 million for the three months ended June 30, 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues
     Revenues were $87.6 million for the six months ended June 30, 2006, an increase of $20.1 million, or 29.8%, compared to $67.5 million for the six months ended June 30, 2005. Revenues from our top five customers were $38.4 million for the six months ended June 30, 2006, an increase of $7.8 million, or 25.3%, compared to $30.6 million for the six months ended June 30, 2005, with Pacific Sunwear accounting for $5.0 million of the $7.8 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     On July 28, 2006, we announced that we expect a decrease in sales to Pacific Sunwear, our largest customer, for the three months ending September 30, 2006 compared to the three months ended September 30, 2005, and we expect relatively flat sales to Pacific Sunwear for the three months ending December 31, 2006 compared to the three months ended December 31, 2005.
     Product revenues were $86.0 million for the six months ended June 30, 2006, an increase of $19.8 million, or 30.0%, compared to $66.2 million for the six months ended June 30, 2005. Of the $19.8 million increase in product revenues, increases in mens products and girls products accounted for $16.9 million of that increase. Revenues from mens products increased $11.2 million, or 28.8%, to $50.1 million for the six months ended June 30, 2006, compared to $38.9 million for the six months ended June 30, 2005, and revenues from girls products increased $5.7 million, or 24.2%, to $29.5 million for the six months ended June 30, 2006 compared to $23.8 million for the six months ended June 30, 2005.
     Licensing revenues increased 18.9% to $1.6 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $67.3 million, or 78.3% of our product revenues, for the six months ended June 30, 2006, compared to $52.8 million, or 79.8% of our product revenues, for the six months ended June 30, 2005. Product revenues in the rest of the world consist primarily of product revenues from sales to customers in Canada, Japan and Switzerland and do not include sales by our international licensees. Such product revenues in the rest of the world were $18.7 million, or 21.7% of our product revenues, for the six months ended June 30, 2006, compared to $13.4 million, or 20.2% of our product revenues, for the six months ended June 30, 2005.
Gross Profit
     Gross profit increased $9.3 million, or 26.6%, to $44.4 million for the six months ended June 30, 2006, compared to $35.1 million for the six months ended June 30, 2005. Gross profit as a percentage of revenues, or gross margin, decreased 1.3% to 50.7% for the six months ended June 30, 2006 compared to 52.0% for the six months ended June 30, 2005. Gross margin related specifically to product revenues decreased 1.2% to 49.8% for the six months ended June 30, 2006 compared to 51.0% for the six months ended June 30, 2005. The gross margin decrease was generally due to the United States imposing a series of quotas on November 8, 2005 – See Risk Factors “If the United States continues to impose tariffs and import quota restrictions on products manufactured in China it could materially affect our gross margin and financial performance”. These quotas are expected to remain in effect through December 31, 2008. Gross margin during the six months ended June 30, 2005 was especially high due to the lack of quotas and safeguards on imports from China during that period. While we do not believe the current limitations on imports from China will have a material effect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $6.7 million, or 31.0%, to $28.1 million for the six months ended June 30, 2006 compared to $21.4 million for the six months ended June 30, 2005. The increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $2.8 million, increased sales commission expenses of $0.9 million resulting from our increased product revenues, additional expenses of $0.7 million associated with operating as a public company, such as certain legal and accounting compliance costs, expenses of $0.9 million related to the transition of our European operations from a licensee model to direct control, increased advertising and marketing expenses of $0.9 million and compensation expense of $0.3 million associated with stock options as required by SFAS No. 123(R). Such increases were offset by a $1.5 million decrease in legal expenses primarily associated with a $1.0 million settlement cost related to litigation with a former customer incurred during the six months ended June 30, 2005. As a percentage of revenues, selling, general and administrative expenses increased slightly to 32.0% for the six months ended June 30, 2006 from 31.7% for the six months ended June 30, 2005.
Operating Income
     As a result of the factors above, operating income for the six months ended June 30, 2006 increased $2.7 million to $16.4 million compared to $13.7 million for the six months ended June 30, 2005. Operating income as a percentage of revenues decreased to 18.7% for the six months ended June 30, 2006 from 20.3% for the six months ended June 30, 2005.
Other Income (Expense)
     Other income (expense) primarily includes net interest income (expense) and foreign currency gains and losses. Interest income for the six months ended June 30, 2006 was $1.7 million compared to interest expense of $2,000 for the six months ended June 30, 2005. This increase in interest income was due to the significant increase in our cash and cash equivalents balance as a result of the proceeds from our initial public offering which closed in July 2005 as well as our cash flows from operating activities of $13.9 million for the six months ended June 30, 2006. Foreign currency gain (loss) increased to a $0.3 million gain for the six months ended June 30, 2006 compared to a $0.1 million loss for the six months ended June 30, 2005 due to fluctuations in the Canadian exchange rate.
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
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income as a C corporation. Upon the change in our tax status, we established and recorded our deferred income taxes at our C corporation effective tax rate. We computed our provision for income taxes for the three months ended June 30, 2005 using a 44.1% tax rate, which reflected the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 24.7%.
     We have computed our provision for income taxes for the six months ended June 30, 2006 using an estimated annual effective tax rate of 40.3%. The provision for income taxes increased $4.4 million to $7.4 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005. On a pro forma basis, using an estimated annual effective tax rate 40.8%, our provision for income taxes would have been $5.7 million for the six months ended June 30, 2005.

Net Income
     As a result of the factors above, net income increased $0.1 million, or 0.6%, to $11.0 million for the six months ended June 30, 2006 from $10.9 million for the six months ended June 30, 2005.
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
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Cash and cash equivalents at beginning of period	$71,712	$10,359
Cash flow from operating activities	13,865	11,032
Cash flow from investing activities	(2,779)	(1,229)
Cash flow from financing activities	500	(20,162)
Effect of exchange rate changes on cash	38	—

Cash and cash equivalents at end of period	$83,336	$—

     As of June 30, 2006, we had $83.3 million in cash and cash equivalents compared to zero in cash and cash equivalents as of June 30, 2005. The increase in cash and cash equivalents primarily reflects the completion of the initial public offering of our common stock in July 2005 whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. In July 2005, subsequent to the closing of the initial public offering, we used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders.
     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, excess tax benefits related to exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the six months ended June 30, 2006 and 2005, cash from operating activities was $13.9 million and $11.0 million, respectively. The $2.9 million increase in cash from operating activities between the periods was primarily a result of changes in inventories, accounts payable and income taxes receivable/payable offset by a change in the excess tax benefits related to the exercise of stock options, and changes in accounts receivable and accrued expenses. During the six months ended June 30, 2006, the change in inventories used cash of $0.3 million compared to using cash of $6.1 million for the six months ended June 30, 2005, an increase in cash provided of $5.8 million. The change in accounts payable provided cash of $5.4 million for the six months ended June 30, 2006 compared to $4.6 million for the six months ended June 30, 2005, an increase in cash provided of $0.8 million. In addition, during the six months ended June 30, 2006, the change in income taxes receivable/payable provided cash of $2.0 million compared to $0.4 million for the six months ended June 30, 2005, an increase in cash provided of $1.6 million. The change in accounts receivable and accrued expenses used cash of $5.3 million for the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005, a decrease in cash provided of $4.2 million. The excess tax benefits related to the exercise of stock options used cash of $0.1 million for the six month ended June 30, 2006 compared to providing cash of $2.8 million for the six months ended June 30, 2005, a decrease in cash provided of $2.9 million.
     Cash used in investing activities was $2.8 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 the cash used in investing activities was primarily due to payments for the construction of our European headquarters in Anglet, France, along with the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations. For the six months ended June 30, 2005, the cash used in investing activities was primarily due to the purchase of real property popularly named the “Volcom House” on the North Shore of Oahu for $2.0 million. These purchases of property and equipment were offset by cash received of $1.4 million related to the sale of our investment in Volcom Europe, our European licensee, in April 2005.
     Cash provided by financing activities was $0.5 million for the six months ended June 30, 2006 compared to cash used in financing activities of $20.2 million for the six months ended June 30, 2005. The $20.7 million increase in cash provided by financing activities between the periods was primarily due to no distributions to stockholders for the six months ended June 30, 2006 compared to $19.2 million of cash distributions to our stockholders out of undistributed S corporation earnings for the six months ended June 30, 2005. In addition, such overall increase in cash provided by financing activities was due to a decrease in cash used of $1.1 million related to prepaid initial public offering costs paid during the six months ended June 30, 2005.
     We currently have no material cash commitments, except our normal recurring trade payables, expense accruals, operating leases, capital leases, European headquarters construction obligation and athlete endorsement agreements. We believe that our cash and cash equivalents, cash received from our initial public offering, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Credit Facilities
     In July 2006, we terminated our existing $10.0 million committed, secured line of credit facility with Bank of the West and entered into a new $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The new credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this new agreement bear interest, at our option, either at the bank’s prime rate (8.25% at June 30, 2006) or LIBOR plus 1.50%. The new credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth.
     Our previous credit facility, which was in place as of June 30, 2006, was secured by substantially all of our assets. Borrowings under this facility bore interest, at our option, either at the bank’s prime rate (8.25% at June 30, 2006) or LIBOR plus 1.50%. Under this credit facility, we had $1.4 million outstanding in letters of credit at June 30, 2006. At June 30, 2006 there were no outstanding borrowings under this credit facility, and $8.6 million was available under the credit facility. This credit facility included certain restrictive covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax (as defined) of $2.0 million, a minimum effective tangible net worth (as defined) of $12.0 million and a current ratio of not less than 1 to 1. At June 30, 2006 we were in compliance with all restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of June 30, 2006. The following table summarizes, as of June 30, 2006, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Jul. 1 -
	Total	Dec. 31, 2006	2007	2008	2009	2010	Thereafter
Operating lease obligations	$3,971	$583	$1,129	$1,151	$740	$299	$69
Facility construction obligations (1)	4,808	3,750	1,058	—	—	—	—
Capital lease obligations	239	43	87	75	34	—	—
Professional athlete sponsorships	5,303	1,720	2,874	709	—	—	—
Contractual letters of credit	1,439	1,439	—	—	—	—	—

Total	$15,760	$7,535	$5,148	$1,935	$774	$299	$69

(1)	Based on a 1 to 1.2551 exchange rate at June 30, 2006.

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
     On May 5, 2006, we entered into a contract for the construction of our European headquarters in Anglet, France. We are currently establishing our own operations in Europe in anticipation of the expiration of our licensing agreement with our European licensee on December 31, 2006. The contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) facility for approximately 4.6 million Euros. Payments for construction of the facility will be made monthly through February 2007 and vary based upon the progress toward completion of the facility. As of June 30, 2006, the Company has paid approximately $1.0 million in construction costs and has approximately $4.8 million of remaining costs to be paid through February 2007 (based on a 1 to 1.2551 exchange rate as of June 30, 2006).
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five year period ending June 30, 2011, is approximately $1.6 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
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
Backlog
     We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At June 30, 2006, our order backlog was approximately $70.3 million, compared to approximately $55.5 million at June 30, 2005. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, we do not believe that backlog is a reliable measure of future sales for any succeeding period. We do not believe backlog figures in one year may be directly compared to backlog figures in another year when measured at the same date.
Inflation
     We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.
Vulnerability Due to Concentrations
     As of June 30, 2006, our customer base of retailers located in the United States, Canada and South America included approximately 1,300 accounts that operate approximately 3,900 store locations and 11 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 29% of our product revenues in 2005 and approximately 27% of our product revenues for the six months ended June 30, 2006. No other customer accounted for more than 10% of our product revenues in 2005 or for the six months ended June 30, 2006.
     On July 28, 2006, we announced that we expect a decrease in sales to Pacific Sunwear, our largest customer, for the three months ending September 30, 2006 compared to the three months ended September 30, 2005, and we expect relatively flat sales to Pacific Sunwear for the three months ending December 31, 2006 compared to the three months ended December 31, 2005. The projected decrease for the three months ending September 30, 2006 is generally due to overall slower than expected sales by Pacific Sunwear, which we believe will cause purchases of our products to slow during the third quarter, coupled with some increased inventory levels due to the slow down in overall sales and weaker than expected sell-through on certain styles of our products and a change in Pacific Sunwear’s product mix. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will offset, in whole or in part, the expected decrease in growth in Pacific Sunwear orders in the near or long term or whether such strategies will decrease our concentration with them.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2005, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and three domestic screen printers. Purchases from two manufacturers, Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd) each totaled approximately 10% of our product costs in 2005, and approximately 13% and 14%, respectively, of our product costs for the six months ended June 30, 2006.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, Inventory-Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard became effective for us on January 1, 2006. See Note 2 in the Notes to Condensed Consolidated Financial Statements (unaudited) herein where we discuss the impact of this standard on our consolidated financial position and results of operations.
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
     In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material effect on our consolidated financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the six months ended June 30, 2006 and June 30, 2005, we derived 13.1% and 11.7%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income (expense). We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.
     As our Canadian accounts receivable, accounts payable and cash balances represent a small portion of our total consolidated assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. We may enter into future transactions in order to hedge our exposure to foreign currencies.
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
Interest Rate Risk
     We maintained a $10.0 million secured credit facility with no balance outstanding at June 30, 2006. Borrowings under this facility bore interest, at our option, either at the bank’s prime rate (8.25% at June 30, 2006) or LIBOR plus 1.50%. In July 2006, we terminated our existing $10.0 million committed, secured line of credit facility with Bank of the West and entered into a new $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The new credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this new agreement bear interest, at our option, either at the bank’s prime rate (8.25% at June 30, 2006) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2005, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
Item 4. Controls and Procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Volcom have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the quarterly period covered by this report. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
     Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, or which are otherwise made by us or on our behalf, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in our Quarterly report on Form 10-Q for the quarter ended March 31, 2006.
We may be adversely affected by the discontinuance of our licensing relationship in Europe.
     Since 1996, we have conducted our operations in Europe through a licensee. Our European licensing revenues were $0.9 million, $1.5 million and $1.7 million in 2003, 2004 and 2005, respectively, and were $0.8 million and $0.9 million for the six months ended June 30, 2005 and June 30, 2006, respectively. We are currently establishing our own operations in Europe in anticipation of our licensing agreement with our European licensee expiring on December 31, 2006. In preparation for this transition we have, among other things, hired a chief executive officer and chief financial officer as well as other design, production, sales and information technology management positions to guide our European operations. We have begun construction of our European headquarters in Anglet, France. The construction contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) office and distribution facility for approximately 4.6 million Euros. We expect to experience a decrease in our overall licensing revenues and an increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. While we will incur significant costs associated with taking direct control of our European operations during 2006 and 2007, we will not receive any additional revenues from these efforts until the second half of 2007. We anticipate that establishing these European operations will also require increased time and effort of our senior management, which could otherwise be focused on our current operations. If we are unable to successfully initiate and manage our European operations, it may place additional strain on our management team and adversely affect our financial condition and results of operations.
One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.
     Pacific Sunwear accounted for approximately 29% of our product revenues in 2005 and approximately 27% for the six months ended June 30, 2006. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. On July 28, 2006, we announced that we expect a decrease in sales to Pacific Sunwear, our largest customer, for the three months ending September 30, 2006 compared to the three months ended September 30, 2005, and we expect relatively flat sales to Pacific Sunwear for the three months ending December 31, 2006 compared to the three months ended December 31, 2005. The projected decrease for the three months ending September 30, 2006 is generally due to overall slower than expected sales by Pacific Sunwear, which we believe will cause purchases of our products to slow during the third quarter, coupled with some increased inventory levels due to the slow down in overall sales and weaker than expected sell-through on certain styles of our products and a change in Pacific Sunwear’s product mix. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will offset, in whole or in part, the expected decrease in growth in Pacific Sunwear orders in the near or long term or whether such strategies will decrease our concentration with them. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by Pacific Sunwear’s decision to slow its rate of purchases of our products. Any further decrease in its purchases of our products or if it no longer purchases our products or a change in the timing of its orders will have an additional adverse affect on our operating results.
If the United States continues to impose tariffs and import quota restrictions on products manufactured in China it could materially affect our gross margin and financial performance.
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
     Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd) each accounted for 10% of our product costs in 2005 and approximately 13% and 14%, respectively, of our product costs for the six months ended June 30, 2006. A loss of any of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
     As of June 30, 2006, our executive officers, directors and their affiliates beneficially own or control approximately 32.3% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott owns approximately 12.9% and 16.2%, respectively, of the 24,243,220 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, and $0.9 million for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting of Stockholders on May 11, 2006 to vote on two proposals. At our Annual Meeting, there were present in person or by proxy 21,159,728 votes representing 87% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:
1. Re-election of Directors
Each of the seven incumbent members of our Board of Directors – Douglas S. Ingram, Anthony M. Palma, Joseph B. Tyson , Carl W. Womack, René R. Woolcott, Richard R. Woolcott and Kevin G. Wulff — was re-elected to serve on the Board until the next annual meeting of stockholders and/or until his or her successor is duly elected and qualified. The following are the voting results for the re-election:

Director Name	For	Withheld
Douglas S. Ingram	20,978,900	180,828
Anthony M. Palma	20,201,826	957,902
Joseph B. Tyson	20,984,900	174,828
Carl W. Womack	20,984,930	174,798
René R. Woolcott	20,507,276	652,452
Richard R. Woolcott	20,985,955	173,773
Kevin G. Wulff	20,812,957	346,771

2. Ratification of Appointment of Deloitte & Touche LLP
The stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain
21,155,355	2,098	2,275
Item 5. Other Information.
None
Item 6. Exhibits.
10.1	English Translation of Real Estate Development Contract dated May 5, 2006 between Volcom SAS and Societe d’Equipement des Pays de l’Adour (incorporated by reference to Volcom, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.
Date: August 9, 2006	/s/ Douglas P. Collier
Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	English Translation of Real Estate Development Contract dated May 5, 2006 between Volcom SAS and Societe d’Equipement des Pays de l’Adour (incorporated by reference to Volcom, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350