Form 10-Q
period 2006-09-30
Volcom Inc
filed 2006-11-13
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐     No ☑
As of November 1, 2006, there were 24,257,720 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$84,561	$71,712
Accounts receivable — net of allowances of $1,311 (2006) and $730 (2005)	35,978	21,408
Inventories	12,706	10,833
Prepaid expenses and other current assets	1,574	1,366
Income taxes receivable	—	479
Deferred income taxes	1,302	1,110

Total current assets	136,121	106,908

Property and equipment — net	8,874	3,467
Investments in unconsolidated investees	298	298
Intangible assets — net	398	451
Goodwill	158	158
Other assets	229	99

Total assets	$146,078	$111,381

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,042	$5,779
Accrued expenses and other current liabilities	7,095	2,587
Income taxes payable	2,582	—
Current portion of capital lease obligations	76	72

Total current liabilities	20,795	8,438

Long-term capital lease obligations	125	183
Deferred income taxes	80	80
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,257,720 (2006) and 24,214,120 (2005) shares issued and outstanding	24	24
Additional paid-in capital	85,684	84,418
Retained earnings	39,387	18,266
Accumulated other comprehensive income	(17)	(28)

Total stockholders’ equity	125,078	102,680

Total liabilities and stockholders’ equity	$146,078	$111,381

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$59,704	$50,096	$145,709	$116,259
Licensing revenues	1,345	1,096	2,987	2,477

Total revenues	61,049	51,192	148,696	118,736
Cost of goods sold	30,141	25,082	73,352	57,522

Gross profit	30,908	26,110	75,344	61,214
Selling, general and administrative expenses	15,348	10,669	43,408	32,090

Operating income	15,560	15,441	31,936	29,124
Other income:
Interest income, net	1,048	463	2,762	461
Dividend income from cost method investee	—	—	3	11
Foreign currency gain	122	171	384	54

Total other income	1,170	634	3,149	526

Income before provision for income taxes	16,730	16,075	35,085	29,650
Provision for income taxes	6,567	4,783	13,964	7,797

Income before equity in earnings of investee	10,163	11,292	21,121	21,853
Equity in earnings of investee	—	—	—	331

Net income	$10,163	$11,292	$21,121	$22,184

Net income per share:
Basic	$0.42	$0.47	$0.87	$1.07
Diluted	$0.42	$0.47	$0.87	$1.06
Weighted average shares outstanding:
Basic	24,217,204	23,939,141	24,210,801	20,762,988
Diluted	24,235,173	24,065,665	24,286,406	20,998,798
Pro forma net income data:
Income before provision for income taxes, as reported		$16,075		$29,650
Pro forma provision for income taxes		6,551		12,217

Pro forma income before equity in earnings of investee		9,524		17,433
Equity in earnings of investee		—		331

Pro forma net income		$9,524		$17,764

Pro forma net income per share:
Basic		$0.40		$0.86
Diluted		$0.40		$0.85
Pro forma weighted average shares outstanding:
Basic		23,939,141		20,762,988
Diluted		24,065,665		20,998,798
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$21,121	$22,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,000	406
Equity in earnings of investee, net of dividends received	—	(331)
Provision for doubtful accounts	464	89
Excess tax benefits related to exercise of stock options	(116)	2,833
Loss on disposal of property and equipment	8	30
Stock-based compensation	607	145
Deferred income taxes	(193)	(428)
Changes in operating assets and liabilities:
Accounts receivable	(15,021)	(11,190)
Inventories	(1,864)	(5,946)
Prepaid expenses and other current assets	(194)	(459)
Other assets	(118)	(53)
Accounts payable	5,252	2,013
Accrued expenses and other current liabilities	3,982	1,894
Income taxes receivable/payable	3,176	4,466

Net cash provided by operating activities	18,104	15,653

Cash flows from investing activities:
Purchase of property and equipment	(5,693)	(2,775)
Acquisition, net of cash acquired	(168)	—
Proceeds from sale of equity method investee	—	1,391

Net cash used in investing activities	(5,861)	(1,384)

Cash flows from financing activities:
Principal payments on capital lease obligations	(53)	(68)
Proceeds from initial public offering costs, net of offering costs	—	80,131
Proceeds from exercise of stock options	543	200
Excess tax benefits related to exercise of stock options	116	—
Distributions to stockholders	—	(39,204)

Net cash provided by financing activities	606	41,059

Effect of exchange rate changes on cash	—	—

Net increase in cash and cash equivalents	12,849	55,328

Cash and cash equivalents — Beginning of period	71,712	10,359

Cash and cash equivalents — End of period	$84,561	$65,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11	$15
Income taxes	10,901	925
Supplemental disclosures of non-cash investing and financing activities:
     At September 30, 2006, the Company accrued for $256,000 of property and equipment purchases.
     For the nine months ended September 30, 2005, the Company recognized ($102,000) in foreign currency translation adjustments related to an equity method investee.
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     Comprehensive Income — Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings. For the nine months ended September 30, 2006, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of the Company’s international subsidiaries financial statements into U.S. dollars. For the three and nine months ended September 30, 2006, comprehensive income was approximately $10.1 million and $21.1 million, respectively. For the nine months ended September 30, 2005, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of Volcom Europe, the Company’s equity method investee, into U.S. dollars. For the three and nine months ended September 30, 2005, comprehensive income was approximately $11.3 million and $21.9 million, respectively.
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

     Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. For periods prior to January 1, 2006, the Company’s pro forma information required under SFAS No. 123 accounted for forfeitures as they occurred. As the Company is a newly public entity with limited historical data, certain assumptions used in the Black-Scholes option pricing model are based on historical data of comparable public companies or historical industry data. The expected option term is estimated based upon historical industry data on employee exercises and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.
     During the nine months ended September 30, 2006 and 2005, the Company recognized approximately $607,000, or $365,000 net of tax, and $145,000, or $105,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses. The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $472,000 for the nine months ended September 30, 2006. The incremental stock-based compensation expense caused income before provision for income taxes to decrease by $472,000, net income to decrease by $284,000, and basic and diluted earnings per share to decrease by $0.01 per share.
     In accordance with SFAS No. 123 as amended by SFAS No. 148, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. If the computed fair values of these awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts shown in the table below:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share data)
Net income:
As reported	$11,292	$22,184
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(481)	(487)

Pro forma	$10,824	$21,710

Basic net income per share:
As reported	$0.47	$1.07
Pro forma	$0.45	$1.05
Diluted net income per share:
As reported	$0.47	$1.06
Pro forma	$0.45	$1.03
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statement of Cash Flows. For the nine months ended September 30, 2005, excess tax benefits of $2.8 million were generated from option exercises and increased cash provided from operating activities. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock-based compensation costs to be classified as financing cash flows. For the nine months ended September 30, 2006, excess tax benefits of $116,000 were generated from option exercises and increased cash provided from financing activities.

     Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”). A total of 2,300,000 shares of common stock are initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan will automatically increase on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of September 30, 2006, there were 2,162,756 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
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
     A summary of the Company’s stock option activity under the Incentive Plan is as follows:

		Weighted-
		Average	Weighted-Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at January 1, 2006	576,000	$19.00
Granted	—	—
Exercised	(28,600)	$19.00
Canceled or forfeited	(22,000)	$19.00

Outstanding at September 30, 2006	525,400	$19.00	8.8 years

Exercisable at September 30, 2006	252,600	$19.00	8.8 years

     As of September 30, 2006, there was unrecognized compensation expense of $2.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.8 years. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $345,000 and zero, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $1.9 million and $894,000, respectively. Cash received from the exercise of stock options totaled $543,000 and $200,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.
     Additional information regarding stock options outstanding is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value
Unvested at January 1, 2006	366,000	$9.14
Granted	—	—
Vested	(71,200)	—
Canceled or forfeited	(22,000)	$9.14

Unvested at September 30, 2006	272,800	$9.14

     Additional information regarding stock options outstanding as of September 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Price	Options	Life (yrs)	Price	Options	Price
$19.00	525,400	8.8	$19.00	252,600	$19.00
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
     In August 2005, the Company granted a total of 20,000 shares of restricted stock to two employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $99,000 was amortized to expense during the nine months ended September 30, 2006.
     In March 2006, the Company granted a total of 7,500 shares of restricted stock to one employee. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a 5 year period. The total value of the restricted stock awards is $260,000, of which $30,000 was amortized to expense during the nine months ended September 30, 2006.
     In August 2006, the Company granted a total of 7,500 shares of restricted stock to one employee. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a 5 year period. The total value of the restricted stock awards is $145,000, of which $5,000 was amortized to expense during the nine months ended September 30, 2006.
     Restricted stock activity for the nine months ended September 30, 2006 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value
Outstanding restricted stock at January 1, 2006	20,000	$33.01
Granted	15,000	26.99
Vested	—	—
Canceled or forfeited	—	—

Outstanding restricted stock at September 30, 2006	35,000	$30.43

     As of September 30, 2006, there was unrecognized compensation expense of $876,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 4.1 years.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s consolidated financial position or results of operations.
     In September 2006, The SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. The Company must apply the guidance in SAB 108 beginning in the fourth quarter of fiscal year 2006. The Company believes that SAB 108 will not have a material impact on the Company’s consolidated financial position or results of operations.
Note 4 — Inventories
     Inventories are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$12,158	$10,188
Work-in-process	147	312
Raw materials	401	333

	$12,706	$10,833

Note 5 — Property and Equipment
     Property and equipment are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Furniture and fixtures	$1,784	$600
Office equipment	1,185	1,062
Computer equipment	2,077	1,141
Leasehold improvements	534	128
Land and building	2,004	2,004
Construction in progress	3,612	—

	11,196	4,935
Less accumulated depreciation	(2,322)	(1,468)

Property and equipment — net	$8,874	$3,467

     On May 5, 2006, the Company entered into a contract for the construction of its European headquarters in Anglet, France. The contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) facility for approximately 4.6 million Euros. Payments for construction of the facility will be made monthly through February 2007 and vary based upon the progress toward completion of the facility. As of September 30, 2006, the Company has paid approximately $2.9 million in construction costs and has approximately $3.0 million of remaining costs to be paid through February 2007 (based on a 1 Euro to $1.2688 (US) exchange rate as of September 30, 2006).
     The Company has applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.0 million based on a 1 Euro to $1.2688 (US) exchange rate as of September 30, 2006). Such grants will be paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of September 30, 2006, the Company has received approximately 84,000 Euros (approximately $106,000 based on a 1 Euro to $1.2688 (US) exchange rate as of September 30, 2006) with respect to such grants and has recorded this amount as a reduction in property and equipment against the cost of the European headquarters.
Note 6 — Investments in Unconsolidated Investees
     From 1997 through April 2005, the Company held an ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France. The Company’s investment in Volcom Europe was accounted for under the equity method because the Company had the ability to exert significant influence over the financial and operating policies of the investee. In April 2005, the Company sold its investment in Volcom Europe for $1.4 million. Under the terms of the sale agreement, Volcom Europe will continue to function as a licensee of the Company until the expiration of its license agreement on December 31, 2006. During the nine months ended September 30, 2005 the Company recorded $331,000 of earnings attributable to Volcom Europe, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of its investment in Volcom Europe to $1.6 million as of the date of sale. After consideration of the effects of the accumulated foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of this investment in April 2005.
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At September 30, 2006 and December 31, 2005, the Company’s investment in Volcom Australia was $298,000.
Note 7 —Intangible Assets
     Intangible assets are as follows:

	As of September 30, 2006		As of December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Customer relationships	$310	$28	$310	$5
Backlog	160	160	160	53
Non-compete agreements	40	4	40	1
Reacquired license rights	84	4	—	—

	$594	$196	$510	$59

     Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 6 months to 10 years with no residual values. Intangible amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $137,000 and zero, respectively. Annual amortization expense is estimated to be approximately $148,000 in the fiscal year ending December 31, 2006 and approximately $46,000 in the fiscal years ending December 31, 2007 through 2010.

Note 8 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Payroll and related accruals	$3,885	$1,079
Other	3,210	1,508

	$7,095	$2,587

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except share data)
Numerator — Net income	$10,163	$11,292	$21,121	$22,184

Denominator:
Weighted average common stock outstanding for basic earnings per share	24,217,204	23,939,141	24,210,801	20,762,988
Effect of dilutive securities:
Stock options and restricted stock	17,969	126,524	75,605	235,810

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,235,173	24,065,665	24,286,406	20,998,798

For the three months ended September 30, 2006 and 2005, stock-based awards of 7,500 and zero, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Note 11 — Income Taxes
     On June 29, 2005, the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for 2002, 2003, 2004 and the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in the consolidated financial statements for those periods. Subsequent to June 29, 2005, the Company recorded a provision and liability for Federal and state income taxes as a C corporation. In accordance with APB Opinion No. 28, Interim Financial Reporting, the Company computed its provision for income taxes for the three months ended September 30, 2005 using a 29.8% tax rate, which reflects the rate necessary to bring the Company’s nine months ended September 30, 2005 provision for income taxes in line with its estimated annual effective tax rate of 27.3%. For the nine months ended September 30, 2006, the provision for income taxes was computed using a 39.8% estimated annual effective tax rate.
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
     Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Mens	$24,075	$24,348	$74,226	$63,294
Girls	18,454	14,691	47,958	38,456
Snow	13,133	8,377	13,134	8,377
Boys	3,097	2,316	8,484	5,031
Other	945	364	1,907	1,101

Subtotal product categories	59,704	50,096	145,709	116,259
Licensing revenues	1,345	1,096	2,987	2,477

Total revenues	$61,049	$51,192	$148,696	$118,736

     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.

     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
United States	$47,075	$41,763	$114,383	$94,539
Canada	7,393	4,848	18,685	12,605
Asia Pacific	2,821	2,462	5,325	5,312
Other	2,415	1,023	7,316	3,803

	$59,704	$50,096	$145,709	$116,259

     The table below summarizes identifiable assets by location:

	September 30, 2006	December 31, 2005
	(in thousands)
United States	$140,371	$110,137
Europe	5,707	1,244

	$146,078	$111,381

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
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Central America, Japan, Korea and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, we sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of September 30, 2006, our customer base included approximately 1,300 accounts that operated approximately 3,900 store locations (of which approximately 1,100 accounts that operated approximately 2,900 stores are located in the United States) and 11 distributors in countries not serviced by our licensees. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Switzerland, all of our sales are denominated in U.S. dollars.
     In Europe, Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled or operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may choose to assume direct responsibility for serving these licensed territories. We are currently establishing our own operations in Europe in anticipation of our licensing agreement with our European licensee expiring on December 31, 2006. We expect to experience a decrease in our licensing revenues once our European license agreement expires and a significant increase in our selling, general and administrative expenses while we build the necessary infrastructure and hire employees to establish our own operations in Europe. However, we anticipate our product revenues will increase in Europe in the second half of 2007 once we begin to directly sell our products in this territory.

     As part of our strategy to take direct control of our European operations, we have hired a chief executive officer and a chief financial officer as well as other design, production, sales and information technology management positions to guide our European operations. We have also begun construction of our European headquarters in Anglet, France. The construction contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) office and distribution facility for 4.6 million Euros. We have applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.0 million based on a 1 Euro to $1.2688 (US) exchange rate as of September 30, 2006). Such grants will be paid to us at various times during and after our European headquarters construction period and generally require us to maintain and operate our European headquarters for five years. As of September 30, 2006, we have received approximately 84,000 Euros (approximately $106,000 based on a 1 Euro to $1.2688 (US) exchange rate as of September 30, 2006) with respect to such grants. We also acquired Welcom Distribution SARL, or Welcom, the distributor of Volcom branded products in Switzerland, during October 2005. We purchased all of the outstanding capital stock of Welcom for a purchase price of $1.5 million in cash, excluding transaction costs. The acquisition was effective on October 25, 2005, and we have included the operations of Welcom in our financial results from October 26, 2005 going forward.
     Our revenues increased from $44.0 million in 2001 to $160.0 million in 2005. Our revenues were $148.7 million for the nine months ended September 30, 2006, an increase of $30.0 million, or 25.2%, compared to $118.7 million for the nine months ended September 30, 2005. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.
     Sales to Pacific Sunwear, our largest customer, decreased 7.6% or $1.1 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. We may see sales to Pacific Sunwear continue to decline, though we currently expect an increase in sales to Pacific Sunwear for the three months ended December 31, 2006 compared to the same period in 2005. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     In October 2006, we formally announced that we are expanding the distribution of our mens and boys products into Macy’s West, part of the Federated Department Stores chain, and Maurice’s, a Midwest chain of speciality stores. This expanded distribution will initially include approximately 50 doors for mens and 20 doors for boys at Macy’s West and 20 doors for mens at Maurice’s. These additional distribution channels are a part of our long-term diversification strategy to lessen our dependence on any one customer.
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
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 32.4% in 2001 to 26.8% in 2005. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 27.0% for the nine months ended September 30, 2005 to 29.2% for the nine months ended September 30, 2006. This increase was primarily due to the hiring of additional personnel as we develop our infrastructure domestically and abroad, costs related to the transition of our European operations from a licensee model to direct control, additional expenses associated with operating as a public company, such as certain legal and accounting compliance costs, and compensation expense associated with stock options as required by Statement of Financial Accounting Standard No. 123(R) (revised 2004), Share-Based Payment, or SFAS No. 123(R).
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
Stock-Based Compensation
     Since January 1, 2006 we have accounted for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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

Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.4	49.0	49.3	48.4

Gross profit	50.6	51.0	50.7	51.6
Selling, general and administrative expenses	25.1	20.8	29.2	27.0

Operating income	25.5	30.2	21.5	24.6
Other income	1.9	1.2	2.1	0.4

Income before provision for income taxes	27.4	31.4	23.6	25.0
Provision for income taxes	10.8	9.3	9.4	6.6

Income before equity in earnings of investee	16.6	22.1	14.2	18.4
Equity in earnings of investee	0.0	0.0	0.0	0.3

Net income	16.6%	22.1%	14.2%	18.7%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues
     Revenues were $61.0 million for the three months ended September 30, 2006, an increase of $9.8 million, or 19.3%, compared to $51.2 million for the three months ended September 30, 2005. Revenues from our top five customers were $24.0 million for the three months ended September 30, 2006, an increase of $1.5 million, or 6.5%, compared to $22.5 million for the three months ended September 30, 2005. Excluding revenues from Pacific Sunwear, which decreased 7.6%, or $1.1 million, total revenues from our remaining top five customers increased 32.2%. We believe the decrease in revenues from Pacific Sunwear was generally due to slower than expected sales for Pacific Sunwear, a change in Pacific Sunwear’s product mix, and some increased inventory levels, which caused Pacific Sunwear’s purchases of our product to slow. We may see sales to Pacific Sunwear continue to decline, though we currently expect an increase in sales to Pacific Sunwear for the three months ended December 31, 2006 compared to the same period in 2005. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $59.7 million for the three months ended September 30, 2006, an increase of $9.6 million, or 19.2%, compared to $50.1 million for the three months ended September 30, 2005. Revenues from snow products increased $4.7 million, or 56.8%, to $13.1 million for the three months ended September 30, 2006 compared to $8.4 million for the three months ended September 30, 2005. Revenues from girls products increased $3.8 million, or 25.6%, to $18.5 million for the three months ended September 30, 2006 compared to $14.7 million for the three months ended September 30, 2005, and revenues from mens products decreased $0.2 million, or 1.1%, to $24.1 million for the three months ended September 30, 2006 compared to $24.3 million for the three months ended September 30, 2005. This decrease in revenues from mens products was driven primarily by the decrease in revenues from Pacific Sunwear mentioned above.
     Product revenues in the United States were $47.1 million, or 78.8% of our product revenues, for the three months ended September 30, 2006, compared to $41.8 million, or 83.4% of our product revenues, for the three months ended September 30, 2005. Product revenues in the rest of the world consist primarily of product revenues from sales to customers in Canada, Japan and Switzerland and do not include sales by our international licensees.

Such product revenues in the rest of the world increased 51.6% to $12.6 million, or 21.2% of our product revenues, for the three months ended September 30, 2006 compared to $8.3 million, or 16.6% of our product revenues, for the three months ended September 30, 2005.
     Licensing revenues increased 22.8% to $1.3 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
Gross Profit
     Gross profit increased $4.8 million, or 18.4%, to $30.9 million for the three months ended September 30, 2006 compared to $26.1 million for the three months ended September 30, 2005. Gross profit as a percentage of revenues, or gross margin, decreased 0.4% to 50.6% for the three months ended September 30, 2006 compared to 51.0% for the three months ended September 30, 2005. Gross margin related specifically to product revenues decreased 0.4% to 49.5% for the three months ended September 30, 2006 compared to 49.9% for the three months ended September 30, 2005. The gross margin decrease was generally due to increased costs of goods sold resulting primarily from the United States imposing a series of quotas on November 8, 2005 – See Risk Factors “If the United States continues to impose tariffs and import quota restrictions on products manufactured in China it could materially affect our gross margin and financial performance”. These quotas are expected to remain in effect through December 31, 2008. Gross margin during the three months ended September 30, 2005 was especially high due to the lack of quotas and safeguards on imports from China during that period. While we do not believe the current limitations on imports from China will have a material effect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $4.6 million, or 43.9%, to $15.3 million for the three months ended September 30, 2006 compared to $10.7 million for the three months ended September 30, 2005. The increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $1.0 million, increased sales commission expenses of $0.4 million resulting from our increased product revenues, additional expenses of $0.2 million associated with operating as a public company, such as certain legal and accounting compliance costs, expenses of $0.5 million related to the transition of our European operations from a licensee model to direct control, additional advertising and marketing expenses of $0.5 million, and an increase in compensation expense of $0.2 million associated with stock awards as required by SFAS No. 123(R). The remaining $1.8 million increase in selling, general and administrative expenses was due to increases in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 25.1% for the three months ended September 30, 2006 from 20.8% for the three months ended September 30, 2005, which is due primarily to the factors mentioned above. We are currently in the process of taking direct control of the Volcom brand in Europe. Through the first half of 2007, we will only generate royalty revenue from our European licensee and will not generate any revenue from our direct European operations. During this time, we expect to experience a significant increase in our selling, general and administrative expenses.
Operating Income
     As a result of the factors above, operating income for the three months ended September 30, 2006 increased $0.2 million to $15.6 million compared to $15.4 million for the three months ended September 30, 2005. Operating income as a percentage of revenue decreased to 25.5% for the three months ended September 30, 2006 from 30.2% for the three months ended September 30, 2005.
Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended September 30, 2006 and 2005 was $1.0 million and $0.5 million, respectively. This increase in interest income was due to higher interest returns on invested cash as well as increased cash flows from operating activities of $18.1 million for the nine months ended September 30, 2006. Foreign currency gain decreased to $0.1 million for the three months ended September 30, 2006 compared to $0.2 million for the three months ended September 30, 2005 due to fluctuations in the Canadian exchange rate.

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
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes as a C corporation. Upon the change in our tax status, we established and recorded our deferred income taxes at our C corporation effective tax rate. We computed our provision for income taxes for the three months ended September 30, 2005 using a 29.8% tax rate, which reflected the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 27.3%.
     We have computed our provision for income taxes for the three months ended September 30, 2006 using a 39.3% tax rate, which reflects the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 39.8%. The provision for income taxes increased $1.8 million to $6.6 million for the three months ended September 30, 2006 compared to $4.8 million for the three months ended September 30, 2005. On a pro forma basis, using an estimated annual effective tax rate of 40.8%, our provision for income taxes would have been $6.6 million for the three months ended September 30, 2005.
Net Income
     As a result of the factors above, net income decreased $1.1 million, or 10.0%, to $10.2 million for the three months ended September 30, 2006 from $11.3 million for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues
     Revenues were $148.7 million for the nine months ended September 30, 2006, an increase of $30.0 million, or 25.2%, compared to $118.7 million for the nine months ended September 30, 2005. Revenues from our top five customers were $62.4 million for the nine months ended September 30, 2006, an increase of $9.3 million, or 17.3%, compared to $53.1 million for the nine months ended September 30, 2005, with Pacific Sunwear accounting for $3.9 million of the $9.3 million increase. We may see sales to Pacific Sunwear continue to decline, though we currently expect an increase in sales to Pacific Sunwear for the three months ended December 31, 2006 compared to the same period in 2005. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $145.7 million for the nine months ended September 30, 2006, an increase of $29.4 million, or 25.3%, compared to $116.3 million for the nine months ended September 30, 2005. Of the $29.4 million increase in product revenues, increases in mens products and girls products accounted for $20.4 million of that increase. Revenues from mens products increased $10.9 million, or 17.3%, to $74.2 million for the nine months ended September 30, 2006, compared to $63.3 million for the nine months ended September 30, 2005, and revenues from girls products increased $9.5 million, or 24.7%, to $48.0 million for the nine months ended September 30, 2006 compared to $38.5 million for the nine months ended September 30, 2005.

     Product revenues in the United States were $114.4 million, or 78.5% of our product revenues, for the nine months ended September 30, 2006, compared to $94.5 million, or 81.3% of our product revenues, for the nine months ended September 30, 2005. Product revenues in the rest of the world consist primarily of product revenues from sales to customers in Canada, Japan and Switzerland and do not include sales by our international licensees. Such product revenues in the rest of the world increased 44.2% to $31.3 million, or 21.5% of our product revenues, for the nine months ended September 30, 2006, compared to $21.8 million, or 18.7% of our product revenues, for the nine months ended September 30, 2005.
     Licensing revenues increased 20.6% to $3.0 million for the nine months ended September 30, 2006 from $2.5 million for the nine months ended September 30, 2005. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
Gross Profit
     Gross profit increased $14.1 million, or 23.1%, to $75.3 million for the nine months ended September 30, 2006, compared to $61.2 million for the nine months ended September 30, 2005. Gross profit as a percentage of revenues, or gross margin, decreased 0.9% to 50.7% for the nine months ended September 30, 2006 compared to 51.6% for the nine months ended September 30, 2005. Gross margin related specifically to product revenues decreased 0.8% to 49.7% for the nine months ended September 30, 2006 compared to 50.5% for the nine months ended September 30, 2005. The gross margin decrease was generally due to increased costs of goods sold resulting primarily from the United States imposing a series of quotas on November 8, 2005 – See Risk Factors “If the United States continues to impose tariffs and import quota restrictions on products manufactured in China it could materially affect our gross margin and financial performance”. These quotas are expected to remain in effect through December 31, 2008. Gross margin during the nine months ended September 30, 2005 was especially high due to the lack of quotas and safeguards on imports from China during that period. While we do not believe the current limitations on imports from China will have a material effect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $11.3 million, or 35.3%, to $43.4 million for the nine months ended September 30, 2006 compared to $32.1 million for the nine months ended September 30, 2005. The increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $3.8 million, increased sales commission expenses of $1.3 million resulting from our increased product revenues, additional expenses of $0.9 million associated with operating as a public company, such as certain legal and accounting compliance costs, expenses of $1.4 million related to the transition of our European operations from a licensee model to direct control, additional advertising and marketing expenses of $1.4 million and an increase in compensation expense of $0.5 million associated with stock options as required by SFAS No. 123(R). Such increases were offset by a $1.0 million decrease in legal expenses primarily associated with a $1.0 million settlement cost related to litigation with a former customer incurred during the nine months ended September 30, 2005. The remaining $3.0 million increase in selling, general and administrative expenses was due to increases in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 29.2% for the nine months ended September 30, 2006 from 27.0% for the nine months ended September 30, 2005. We are currently in the process of taking direct control of the Volcom brand in Europe. Through the first half of 2007, we will only generate royalty revenue from our European licensee and will not generate any revenue from our direct European operations. During this time, we expect to experience a significant increase in our selling, general and administrative expenses.
Operating Income
     As a result of the factors above, operating income for the nine months ended September 30, 2006 increased $2.8 million to $31.9 million compared to $29.1 million for the nine months ended September 30, 2005. Operating income as a percentage of revenues decreased to 21.5% for the nine months ended September 30, 2006 from 24.5% for the nine months ended September 30, 2005.

Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the nine months ended September 30, 2006 increased to $2.8 million compared to $0.5 million for the nine months ended September 30, 2005. This increase in interest income was due to the significant increase in our cash and cash equivalents balance as a result of the proceeds from our initial public offering which closed in July 2005 as well as increased cash flows from operating activities of $18.1 million for the nine months ended September 30, 2006. Foreign currency gain increased to $0.4 million for the nine months ended September 30, 2006 compared to $0.1 million for the nine months ended September 30, 2005 due to fluctuations in the Canadian exchange rate.
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
     Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes as a C corporation. Upon the change in our tax status, we established and recorded our deferred income taxes at our C corporation effective tax rate. We computed our provision for income taxes for the three months ended September 30, 2005 using a 29.8% tax rate, which reflected the rate necessary to bring our year-to-date provision for income taxes in line with our estimated annual effective tax rate of 27.3%.
     We have computed our provision for income taxes for the nine months ended September 30, 2006 using an estimated annual effective tax rate of 39.8%. The provision for income taxes increased $6.2 million to $14.0 million for the nine months ended September 30, 2006 compared to $7.8 million for the nine months ended September 30, 2005. On a pro forma basis, using an estimated annual effective tax rate 40.8%, our provision for income taxes would have been $12.2 million for the nine months ended September 30, 2005.
Net Income
     As a result of the factors above, net income decreased $1.1 million, or 4.8%, to $21.1 million for the nine months ended September 30, 2006 from $22.2 million for the nine months ended September 30, 2005.
Liquidity and Capital Resources
     Our primary cash needs are working capital and capital expenditures. Prior to our initial public offering, we generally financed these needs with operating cash flows and borrowings under our credit facilities. These sources of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure, investment in the construction of our European headquarters and expenditures on marketing and advertising.
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Cash and cash equivalents at beginning of period	$71,712	$10,359
Cash flow from operating activities	18,104	15,653
Cash flow from investing activities	(5,861)	(1,384)
Cash flow from financing activities	606	41,059
Effect of exchange rate changes on cash	—	—

Cash and cash equivalents at end of period	$84,561	$65,687

     As of September 30, 2006, we had $84.6 million in cash and cash equivalents compared to $71.7 million in cash and cash equivalents as of December 31, 2005.

     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, excess tax benefits related to exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the nine months ended September 30, 2006 and 2005, cash provided by operating activities was $18.1 million and $15.7 million, respectively. The $2.4 million increase in cash provided by operating activities between the periods was attributable to the following:

(in thousands)	Attributable to
$5,327	Increase in cash flows from accounts payable and accrued expenses and other liabilities due to timing of payments and increased payroll accruals and other liabilities.
4,082	Increase in cash flows due to a slower growth rate in inventories
1,431	Increase in non-cash depreciation, provision for doubtful accounts, and stock-based compensation.
331	Increase in cash flows due to a decrease in equity in earnings of investee, net of dividends received
(3,831)	Decrease in cash flows from accounts receivable due to increased sales and timing of collections.
(2,949)	Decrease in cash flows from excess tax benefits related to exercise of stock options
(1,290)	Decrease in cash flows from income tax receivable/payable due to timing of payments made for income taxes.
(1,063)	Decrease in net income
413	Net increase in cash flows from all other operating activities

$2,451	Total

     Cash used in investing activities was $5.9 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the cash used in investing activities was primarily due to payments for the construction of our European headquarters in Anglet, France, along with the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations. For the nine months ended September 30, 2005, the cash used in investing activities was primarily due to the purchase of real property popularly named the “Volcom House” on the North Shore of Oahu for $2.0 million, as well as $0.8 million of ongoing investments in computer and warehouse equipment. These purchases of property and equipment were offset by cash received of $1.4 million related to the sale of our investment in Volcom Europe, our European licensee, in April 2005.
     Cash provided by financing activities was $0.6 million and $41.1 million for the nine months ended September 30, 2006 and 2005, respectively. The $40.5 million decrease in cash provided by financing activities between the periods primarily resulted from the completion of the initial public offering of our common stock in July 2005 whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. Prior to the initial public offering, we had $19.2 million of cash distributions to our stockholders out of undistributed S corporation earnings and we used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, resulting in a decrease of cash provided by financing activities of $39.2 million for total distributions to stockholders.
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
Credit Facilities
     In July 2006, we terminated our existing $10.0 million committed, secured line of credit facility with Bank of the West and entered into a new $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The new credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this new agreement bear interest, at our option, either at the bank’s prime rate (8.25% at September 30, 2006) or LIBOR plus 1.50%. Under this credit facility, we had $3.0 million outstanding in letters of credit at September 30, 2006. At September 30, 2006 there were no outstanding borrowings under this credit facility, and $17.0 million was available under the credit facility. The new credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At September 30, 2006 we were in compliance with all restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of September 30, 2006. The following table summarizes, as of September 30, 2006, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Oct. 1 -
	Total	Dec. 31, 2006	2007	2008	2009	2010	Thereafter
Operating lease obligations	$5,443	$296	$1,226	$1,317	$906	$465	$1,233
Facility construction obligations (1)	3,006	1,937	1,069	—	—	—	—
Capital lease obligations	218	22	87	75	34	—	—
Professional athlete sponsorships	4,641	862	3,013	766	—	—	—
Contractual letters of credit	2,961	2,961	—	—	—	—	—

Total	$16,269	$6,078	$5,395	$2,158	$940	$465	$1,233

(1)	Based on a 1 Euro to $1.2688 (US) exchange rate at September 30, 2006.
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
     On May 5, 2006, we entered into a contract for the construction of our European headquarters in Anglet, France. We are currently establishing our own operations in Europe in anticipation of the expiration of our licensing agreement with our European licensee on December 31, 2006. The contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) facility for approximately 4.6 million Euros. Payments for construction of the facility will be made monthly through February 2007 and vary based upon the progress toward completion of the facility. As of September 30, 2006, the Company has paid approximately $2.9 million in construction costs and has approximately $3.0 million of remaining costs to be paid through February 2007 (based on a 1 Euro to $1.2688 (US) exchange rate as of September 30, 2006).
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five year period ending September 30, 2011, is approximately $1.6 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
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
Backlog
     We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At September 30, 2006, our order backlog was approximately $74.5 million, compared to approximately $58.0 million at September 30, 2005. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, we do not believe that backlog is a reliable measure of future sales for any succeeding period. We do not believe backlog figures in one year may be directly compared to backlog figures in another year when measured at the same date.
Inflation
     We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.
Vulnerability Due to Concentrations
     As of September 30, 2006, our customer base of retailers located in the United States, Canada and South America included approximately 1,300 accounts that operate approximately 3,900 store locations and 11 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 29% of our product revenues in 2005 and approximately 25% of our product revenues for the nine months ended September 30, 2006. No other customer accounted for more than 10% of our product revenues in 2005 or for the nine months ended September 30, 2006.
     Sales to Pacific Sunwear decreased 7.6%, or $1.1 million, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. We believe the decrease in revenues from Pacific Sunwear was generally due to slower than expected sales by Pacific Sunwear, a change and Pacific Sunwear’s product mix, and some increased inventory levels, which caused Pacific Sunwear’s purchases of our product to slow. We may see sales to Pacific Sunwear continue to decline, though we currently expect an increase in sales to Pacific Sunwear for the three months ended December 31, 2006 compared to the same period in 2005. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2005, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and three domestic screen printers. Purchases from two manufacturers, Ningbo Jehson Textiles and China Ningbo CIXI (Dragon Crowd) each totaled approximately 10% of our product costs in 2005, and approximately 12% and 14%, respectively, of our product costs for the nine months ended September 30, 2006.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on our consolidated financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial position or results of operations.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements beginning in the fourth quarter of fiscal year 2006. We believe that SAB 108 will not have a material impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the nine months ended September 30, 2006 and September 30, 2005, we derived 12.8% and 10.8%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income (expense). We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.
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
Interest Rate Risk
     We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this new agreement bear interest, at our option, either at the bank’s prime rate (8.25% at September 30, 2006) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2005, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the quarterly period covered by this report. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
     Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, or which are otherwise made by us or on our behalf, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in our Quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
Our earnings may be adversely affected by the discontinuance of our licensing relationship in Europe and the additional expenses incurred while taking direct control of the Volcom brand in Europe.
     Since 1996, we have conducted our operations in Europe through a licensee. We are currently in the process of taking direct control of the Volcom brand in Europe. Through the first half of 2007, we will only generate royalty revenue from our European licensee and will not generate any revenue from our direct European operations. During this time, we expect to incur significant costs as we continue to build infrastructure and hire additional personnel to support the European business. These additional costs will cause a significant increase and ramp up in our selling, general and administrative expenses. These additional expenses will not generate any additional revenue during the first half of 2007 and will decrease our earnings and affect our overall financial performance during this period.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.
     Pacific Sunwear accounted for approximately 29% of our product revenues in 2005 and approximately 25% for the nine months ended September 30, 2006. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 7.6%, or $1.1 million, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. We may see sales to Pacific Sunwear continue to decline, though we currently expect an increase in sales to Pacific Sunwear for the three months ended December 31, 2006 compared to the same period in 2005. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term . Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. Any further decrease in its purchases of our products or if it no longer purchases our products or a change in the timing of its orders will have an additional adverse affect on our operating results.
If our new product initiatives are not accepted by our customers or if we are unable to maintain our margins, it could materially affect our financial performance.
     We are currently in the process of introducing several new product lines, including our Creedlers sandals and slip ons, girls swim and kids lines. These categories are subject to intense competition in the marketplace. As is typical with new products, market acceptance of these new lines is uncertain and achieving market acceptance may require substantial marketing efforts and expenditures. We also cannot assure you that these new products will have the same or better margins than our current products. The failure of the new product lines to gain market acceptance or our inability to maintain our current product margins with the new lines could adversely affect our business, financial performance and brand image.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, and $1.5 million for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None

Item 6. Exhibits.

10.1	Credit Agreement dated as of July 20, 2006 between Volcom, Inc. and Bank of the West (incorporated by reference to Volcom, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.

Date: November 10, 2006	/s/ Douglas P. Collier

Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Authorized
Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement dated as of July 20, 2006 between Volcom, Inc. and Bank of the West (incorporated by reference to Volcom, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2006)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350