Form 10-K
period 2006-12-31
Volcom Inc
filed 2007-03-14
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51382

Volcom, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0466919 (I.R.S. Employer Identification No.)

1740 Monrovia Avenue Costa Mesa, California (Address of principal executive offices)	92627 (Zip Code)

(949) 646-2175
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2006, the end of the most recently completed second quarter, was approximately $425.2 million.

As of March 1, 2007, there were 24,318,920 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Stockholders, which will be held on May 8, 2007.

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

We have recently launched new product extensions to complement our current product offerings. These new product extensions include a complete line of sandals and slip-on footwear, branded Creedlers; a complete collection of kids clothing for young boys ages 4 to 7 years; and a girls swimwear line. The Creedlers and kids line began shipping in December 2006, and the girls swimwear line will begin shipping early in Spring 2007.

The Volcom brand, symbolized by The Volcom Stone , is athlete-driven, innovative and creative. We have consistently followed our motto of “youth against establishment,” and our brand is inspired by the energy of youth culture. We reinforce our brand image through the sponsorship of world-class athletes, targeted grassroots marketing events, distinctive advertising, and by producing and selling music under our Volcom Entertainment label and boardsports-influenced films through Veeco Productions, our film division. We believe our multi-faceted marketing approach integrates our brand image with the lifestyles and aspirations of our consumers.

We seek to enhance our brand image by controlling the distribution of our products. We sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand and that provide a superior in-store experience. This strategy has enabled us to develop strong relationships with key boardsport and youth lifestyle retailers that share our focus. As of December 31, 2006, our customer base of retailers included approximately 1,350 accounts that operated approximately 3,900 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 12 distributors in countries not serviced by our licensees. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Froghouse, Hotline, Huntington

Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Macy’s West, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Val Surf, West Beach and Zumiez. Our products are sold over the Internet through selected authorized online retailers. At December 31, 2006, we operated three Volcom branded retail stores located in Southern California, where we are able to present our brand message directly to our target market.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. Our product revenues in the United States were $157.6 million, $128.2 million and $93.8 million for 2006, 2005 and 2004, respectively. Product revenues in the rest of the world were $43.6 million, $28.5 million and $16.8 million for 2006, 2005 and 2004, respectively. We also license our brand in other areas of the world, including Europe (through the distribution of the European Spring 2007 line by the licensee), Australia, Indonesia, South Africa and Brazil, to entities that we believe have valuable local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreement with Volcom Europe, our European licensee, terminated on December 31, 2006. In April 2005, we sold our 34% ownership interest in Volcom Europe. Pursuant to an agreement between us and Volcom Europe, Volcom Europe will produce and distribute the Spring 2007 Volcom line in Europe and pay us our same royalty rate as required under the license agreement. As part of our strategy to take direct control of our European operations we have established our own operation in Europe and will directly produce, market and distribute the Fall 2007 line in Europe. We currently anticipate recognizing the significant majority of product revenue for the European Fall 2007 line in the third quarter of 2007. We recently completed the construction of our European headquarters in Anglet, France and delivered product samples to the European sales team for use in their meetings with customer accounts. In addition, we continue to build the necessary infrastructure to support these European operations.

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

Products

We design and distribute an innovative collection of young mens and young womens clothing and accessories inspired by the boardsports of skateboarding, snowboarding and surfing. Our products are created for participants in these sports, as well as those who affiliate themselves with the broader action sports lifestyle. All of our clothes and accessories are sold under the Volcom brand and typically retail at premium prices.

We have four primary product categories: mens, girls, boys and snow. The principal products sold within these categories are:

T-Shirts and Fleece.  We believe our prints and designs distinguish our t-shirts and fleece from those of our competitors and are staple items for our consumers. The majority of these items display a distinctive art style, utilizing unique treatments, placements of screened images, designs and embroideries. On some of our t-shirts and fleece, we promote our Featured Artist Series, a program in which we work closely with boardsports athletes and relevant artists associated with our target market to design certain products. Most pieces prominently display the Volcom name or the Volcom Stone logo. The typical U.S. retail price for our t-shirts ranges from approximately $19 to $32, and from approximately $48 to $102 for our fleece.

Tops and Jackets.  Our knit and woven tops and casual jackets are recognizable for their bold and creative styling. Many of our designs are built on traditional fashions, with a distinctive Volcom image or style feature that creates a distinguishing look our consumers have come to expect. The typical U.S. retail price for these items ranges from approximately $36 to $64 for knit and woven tops and approximately $50 to $270 for a casual jacket.

Bottoms.  We design a variety of casual and dress pants, shorts and skirts. Our bottoms are generally made using cotton or cotton-blend fabrics. Our bottoms are designed to be both functional and distinctive and generally have one or more elements that provide a unique Volcom look. The typical U.S. retail price for our bottoms ranges from approximately $44 to $58 for shorts or skirts and approximately $50 to $64 for casual dress pants.

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

Boardshorts.  We introduced our boardshorts line in 1992. Our boardshorts are designed with input from our surf team and incorporate technical features such as mesh paneling and enhanced waterproof zipper fly technology. Our boardshorts are known for their art inspired prints and unique embellishments. The typical U.S. retail price for our boardshorts ranges from approximately $40 to $64.

Outerwear.  Our outerwear products, which were introduced in 2000, consist of technically advanced jackets and pants that are designed to meet the demands of snowboarding. Our outerwear is designed with a number of technical features and fabrics and includes significant input from our snowboard team. Some of the technical aspects of our outerwear include Gore-Tex® fabrics, taped and welded seam construction, waterproof zippers and our patent pending Zip-Tech jacket/pant connection system. We believe that our outerwear provides consumers with a distinctive mix of fashion and technical performance, which distinguishes it from many of our competitors’ products. The typical U.S. retail price for our outerwear ranges from approximately $100 to $360 for pants and approximately $140 to $470 for jackets.

Accessories.  We also sell a variety of accessories such as hats, wallets, ties, belts and bags to complement our clothing lines. The typical U.S. retail price for our accessories ranges from approximately $20 for hats to approximately $190 for large bags.

Creedlers.  We recently introduced a complete line of sandals, slippers and vulcanized slip-on footwear, branded Creedlers. These products are sold year round and are offered in our mens, boys and girls categories. They are generally distributed within our existing customer base. The typical U.S. retail price for the Creedlers ranges from approximately $12 to $44 for sandals, $32 to $40 for slippers and $42 to $110 for vulcanized slip-on footwear.

Swim.  Our newest product launch is a girls swimwear line. The swimwear product complements our existing girls business and is merchandised with the girls sportswear, Creedlers and accessories. Our swimwear is generally distributed within our existing customer base. The typical U.S. retail price for the swimwear ranges from approximately $34 to $42 for swimwear tops and approximately $34 to $40 for swimwear bottoms.

V.co-Operative.  We also partner with our team riders to design certain signature product styles, called V.co-Operative, such as the following:

•	styles designed in conjunction with team riders Shaun White, Mark Appleyard, Ozzie Wright, Ryan Sheckler, Dean Morrison, Bjorn Leines, Claire Bevilacqua and Dustin Dollin;

•	the Bruce Irons Amphibulator boardshort, which includes high-performance features inspired and tested by professional surfer Bruce Irons; and

•	the Geoff Rowley slim fit jean, which possesses proven durability and function with stretch denim.

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

We employ a 32-person design team located in our Orange County, California headquarters and a 4-person design team located in our European headquarters. These teams are organized into groups that separately focus on our mens, girls, boys, snow, Creedler and girls swimwear categories. In addition to our in-house design team, each of our international licensees employs designers and merchandisers to create products that reflect local trends, while maintaining our brand image. Our in-house design team and designers from our international licensees generally meet several times each year to collaboratively develop designs that reflect fashion trends from around the world. Additionally, design teams for each product category participate in at least three trips per year to locations known for their influence on fashion and style, such as New York, Paris, London, Sydney and Tokyo. Our domestic designers and those of our international licensees share the majority of our seasonal styles, resulting in a consistent look for Volcom products sold worldwide. We also involve our team riders and core retail accounts in the design process. We believe that team rider input adds to the style and functionality of our products and reinforces the credibility and authenticity of our brand. We also believe that involving our retailers provides us with additional insight into consumer preferences.

Our design calendar is typically organized around four major seasons: spring/summer, fall, snow and holiday. As a result of the feedback gathered from our sponsored athletes and core retailers, we are able to incorporate new looks and features into each season’s product line. These changes range from evolutions within our basic product lines to new fashion-forward styles.

Manufacturing and Sourcing

We generally contract for the manufacture of each of our product lines separately based on our fabric and design requirements. We do not own or operate any manufacturing facilities, and source our products from independently-owned manufacturers. Our apparel and accessories are generally purchased or imported as finished goods, and we purchase only a limited amount of raw materials. Our manufacturers operate facilities using advanced machinery and equipment, and we believe these manufacturers represent some of the strongest in their industry. In 2006 and 2005, we imported over 76% of our products from China, India and Mexico, with Asian manufacturers producing the majority of our imported products. Our t-shirts are screen-printed in the United States, which has resulted in short lead times and has enabled us to react quickly to reorder demand from our retailers and distributors.

We have developed a sourcing process that allows us to maintain production flexibility and to avoid the capital expenditures and ongoing costs of operating an in-house manufacturing function. During 2006, we contracted for the manufacture of our products with approximately 30 foreign manufacturers. Approximately 61%, 13% and 4% of our total product costs during 2006 and 46%, 25% and 5% of our product costs during 2005 were derived from manufacturing operations in China, Mexico and India, respectively. We also contract with five domestic screen printers. Other than Ningbo Jehson Textiles and Dragon Crowd, two of our manufacturers located in China that accounted for 12% and 15% of our product costs during 2006, respectively, and for 10% and 10% of our product costs during 2005, respectively, no single manufacturer of finished goods accounted for more than 10% of our production expenditures during 2006 or 2005. We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. We evaluate our vendors primarily on the quality of their work, ability to deliver on time and cost. Representatives from our design and production staff visit and formally assess our foreign contract manufacturers approximately six times per year. We also use the services of third parties to assist us in quality control and to ensure that our manufacturers are in compliance with applicable labor practices. These third parties generally perform periodic social compliance audits, provide regular quality inspections, monitor delivery deadlines and assess overall vendor performance. We believe that our commitment to quality control and our monitoring procedures are an important and effective means of maintaining the quality of our products and our reputation among consumers.

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

Imports and Import Restrictions

Our independent buying agents, primarily in China, Hong Kong, India and, to a lesser extent, in other foreign countries, assist us in selecting and overseeing the majority of our independent third-party manufacturing and sourcing. These agents also monitor quota and other trade regulations in addition to facilitating our quality control function.

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

During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of 2007. While this new arrangement will not materially affect us in the first half of 2007 since our Spring 2007 European line will be produced, marketed and distributed by our European licensee, the arrangement could affect us once we begin to directly distribute our products in Europe during the second half of 2007. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). We do not expect the limitations on imports from China to materially affect our operations because we believe we will be able to meet our needs from countries not affected by the restrictions or tariffs or from domestic sources. We intend to closely monitor our sourcing in China to avoid disruptions. The United States and other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels. In an effort to minimize our potential exposure to import risk, we actively monitor import restrictions and quota fill rates and, if needed, can shift production to other countries or manufacturers.

Distribution and Sales

We seek to enhance our brand image by controlling the distribution of our products and selling to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image. Our customer base as of December 31, 2006, included approximately 1,350 retail accounts that operate approximately 3,900 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 12 distributors in countries not serviced by our licensees. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Macy’s West, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Utility, Val Surf, West Beach and Zumiez. We encourage our retailers to maintain specific merchandise presentation standards. Our products are offered over the Internet through selected authorized online retailers. At December 31, 2006, we operated three Volcom branded retail stores located in Southern California, where we believe we can best present our brand message directly to the consumer. We are currently evaluating opening approximately four Volcom branded retail stores during 2007 to be located primarily in Hawaii and California. In addition to our retail accounts, we sell to distributors in Latin America, Asia Pacific and other developing markets throughout the world. We distribute our products directly in Canada.

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

We maintain a national sales force of approximately 28 independent sales representatives. These representatives are compensated on a commission basis, which we believe provides them with strong incentives to promote our products. We are typically the exclusive apparel brand sold by these representatives, who may also sell complementary products from other companies. For certain of our larger retail accounts and distributors, we manage the sales relationship in-house rather than using independent sales representatives.

We employ an in-house sales team to serve major national accounts, such as Zumiez, Pacific Sunwear, Nordstrom, Macy’s West, and Tilly’s. We currently have six employees dedicated to our major accounts. We also employ an in-house sales team to serve international territories not represented by one of our international licensees, such as Canada, Asia Pacific and Latin America. We currently have three employees dedicated to this effort who build and maintain relationships in those markets.

In order to maintain sufficient inventories to meet the demands of our retailers, we typically pre-book orders in advance of delivery. None of our sales agreements with any of our customers provides for any rights of return. As is customary in our industry, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image.

We inspect, sort, pack and ship substantially all of our products, other than those sold by our licensees or in Canada, from our distribution center located at our headquarters in Orange County, California. We distribute our products sold in Canada through a third-party distribution center located in Kamloops, British Columbia. All products received into these distribution centers are subject to our strict quality control standards, which include cross-referencing each style back to the pre-production and fit comments, which were made throughout the production cycle, reviewing design comments against product shipments, overall shipment inspection for water or other damage by our receiving department, and garment inspection and specification measurements by our quality control department.

Licensing

We serve Europe (through the distribution of our Spring 2007 line in Europe), Australia, Brazil, South Africa and Indonesia through license agreements with five independent licensees. As part of our international strategy, we expect to produce, market and distribute our products directly in Europe beginning with the introduction of our Fall 2007 line. We have a 13.5% ownership interest in our Australian licensee, Volcom Australia. As of December 31, 2006, Volcom branded products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia.

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

Our international license agreements expire as follows:

Licensee	Initial Expiration Date	Extension Termination Date

Europe	December 31, 2006 (expired)	N/A
Australia	June 30, 2007	June 30, 2012
Brazil	December 31, 2008	December 31, 2013
South Africa	December 31, 2006	December 31, 2011
Indonesia	December 31, 2009	December 31, 2014

In the future, we may assume responsibility for serving territories that are currently represented by our licensees in order to better control our international distribution and branding. We may accomplish this by acquiring some of our licensees or by establishing our operations abroad in anticipation of the expiration of our license agreements. We believe directly controlling our international distribution will result in increased international revenues and profitability. All of our license agreements, except our European license agreement, which has expired, may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. Pursuant to our international growth strategy, we established our own operations in Europe in anticipation of the expiration of our licensing agreement with our European licensee on December 31, 2006. We recently completed the construction of our European headquarters in Anglet, France and delivered product samples to the European sales team for use in their meetings with customer accounts. In addition, we continue to build the necessary infrastructure to support these European operations.

Advertising and Promotion

Our brand message blends elements of boardsports, fashion, art, music and film. We employ a multi-faceted advertising and promotion strategy. We do not generally use outside marketing agencies, preferring instead to utilize our internal marketing and art departments to create our advertisements and manage our various grassroots programs. Our advertising and promotional strategy consists of athlete sponsorship, Volcom branded events, print advertisements, music, film, our featured artist series, our Volcom branded retail stores and online marketing programs.

Athlete Sponsorship

We believe that sponsoring high-profile skateboarding, snowboarding and surfing athletes, as well as supporting emerging talents, is an essential promotional tool to continue building our brand. We believe our association with top athletes builds brand equity and authenticity, and strengthens the link between our products and our target consumers. We seek credibility in our target market by maintaining a strong sponsorship presence in our three boardsports in order to differentiate us from our competitors.

We sponsor domestic and international teams of leading athletes that wear our apparel, use our products and prominently display the Volcom brand and the Volcom Stone logo in competitions and other public appearances. We also produce films featuring our athletes, and support contests and other events in which our athletes promote our products. Some of our best-known athletes in each of our three boardsports include the following:

Skateboarding

•	Geoff Rowley — Geoff won the prestigious Thrasher Skater of the Year in 2001 and has been on the cover of many major skateboard publications.

•	Mark Appleyard — Mark was crowned the Transworld Street Skater of the Year in 2003, the Thrasher Skater of the Year in 2003 and won the Transworld Reader’s Choice Award for 2004.

•	Ryan Sheckler — Ryan turned professional in 2003 at the age of thirteen. Since turning professional, he has been crowned the overall winner of the Dew Action Sports Tour in the skateboard park event and the athlete of the year for the entire tour in 2005 and 2006, placed first at the Vans Triple Crown in 2005, the Slam City Jam in Vancouver, Canada in 2003, the 2003 X Games Park Final, the Gravity Games in 2003 and the LG Action Sports Contest in 2004. He also placed second at the 2005 World Globe Cup. Ryan is featured in the 2005 version of Tony Hawk’s Underground video game. He is also featured in the most recent version of Tony Hawk’s video game “Project 8”. In addition, Ryan won the 2006 Champion of Globe’s Global Assault skateboard contest in Australia. Ryan was also selected as one of Sport Illustrated’s Top 10 Crowd Pleasers of 2005. Fuel TV crowned Ryan the 2006 Skateboarder and Rider of the Year at the Arby’s Action Sports Awards.

•	Lauren Perkins — Lauren is a young skateboarder from Huntington Beach, California. She recently placed second at the Globe World Championship in Australia. Lauren was also recently featured on the cover of the women’s action sports magazine, SG.

Snowboarding

•	Shaun White — Shaun is one of the most versatile boardsport athletes in the world, performing at a championship level in both snowboarding and skateboarding. Shaun’s many achievements include: 2006 Winter Olympics gold medalist in the snowboard halfpipe, four-time X Games Champion, two-time Session-At-Vail Champion, Nippon Open Champion, Grand Prix in Lake Placid Champion, Air & Style Champion, Arctic Challenge Champion, U.S. Open Champion, and Vans Triple Crown Slopestyle and Super-Pipe Champion. Shaun was voted the 2006 Rider of the Year by Transworld Snowboarding, received the 2006 Readers Choice Award by Transworld Snowboarding and was ranked the top rider of the year by Snowboarder Magazine.

•	Terje Haakonsen — Terje’s championships include, among others, two-time Air & Style Champion, three-time U.S. Open Half-Pipe Champion, three-time International Snowboard Federation World Half-Pipe Champion, six-time Mt. Baker Banked Slalom Champion and five-time European Half-Pipe Champion. Recently, Terje set the world record (9.8 meters) for the biggest backside 360 at the 2007 Arctic Challenge.

•	Bjorn Leines — Bjorn placed fourth in Slopestyle at the 2005 X Games, won the 2003 Red Bull Heavy Metal, has twice been ranked second by Snowboarder magazine for Rider of the Year, is a featured rider in Xbox games Amped and Amped 2 and has been a Transworld Snowboarding Magazine Reader’s Choice Award nominee.

•	Janna Meyen — Janna is a 2004, 2005 and 2006 X Games gold medalist and was crowned the 2004 Women’s Rider of the Year by Transworld Snowboarding Magazine. Her abilities range from big mountain riding to halfpipe, slopestyle and handrails.

•	Elena Hight — Elena was the youngest member of the 2006 U.S. Winter Olympic Snowboarding team and placed sixth at the Winter Olympic Halfpipe event. Elena won the Vans Cup snowboard halfpipe competition in 2007. She also won the Overall Burton Abominable Snow Jam in 2006, placed second at the first two Grand Prix of Snowboarding events of the 2006/2007 season and placed third at the Winter X Games in 2007. She was voted Womens 2006 Rookie of the Year by Transworld Snowboarding Magazine and the 2006 Grom of the Year at the Fuel Action Sports TV Awards.

Surfing

•	Bruce Irons — Bruce is beginning his fourth year of the Association of Surfing Professionals, or ASP, World Championship Tour, or WCT. Bruce won the 2005 Eddie Aikau Big Wave Invitational at Waimea Bay in Hawaii and the Mr. Price Pro, a six-star WQS event. Bruce has also won the prestigious WCT Pipemasters event, held at the Banzai Pipeline on the North Shore of Oahu. Bruce was voted ASP Rookie of the Year for the 2004 WCT season and finished in fourth place in the 2006 Surfer Magazine Readers Choice Poll.

•	Dean Morrison — Dean is one of the best Australian surfers and is also on the ASP WCT. He won the WCT event at his home break at Snapper Rock, Australia in 2003. Dean finished tenth in the world on the ASP’s WCT tour in 2006. Dean has also been featured on many major magazine covers in Australia.

•	Claire Bevilacqua — Claire is beginning her third year on the Womens World Championship Tour. She recently placed third in the Honolua Womens WCT event. In February 2006, Claire was crowned the 2005 ASP Women’s Rookie of the Year. Claire placed sixth in the 2004 World Qualifying Series and placed third in the 2005 Bells Beach, Australia WCT contest.

We sponsor additional high-profile boardsport athletes. Some of these athletes include Dustin Dollin, Rune Glifberg, Darrell Stanton, Caswell Berry, Wille Yli-Luoma, Seth Huot, Gigi Ruf, Gavin Beschen and Ozzie Wright.

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

We run a separate contest series for each of skateboarding, snowboarding and surfing. These contests include the Wild in the Parks Skate Series, the Peanut Butter and Rail Jam Snow Series and the Totally Crustaceous Surf Series. These contests are held around the world both by us and by our international licensees. At these events, we emphasize fun and excitement for participants and spectators. The contests are open on a first-come, first-served basis and entry is free, so amateurs and first time competitors can compete alongside professionals. Additionally, free beverages and food are often provided, along with giveaways from us and other companies. We have recently created a global championship event for each series where we invite the top qualifiers from each event to compete.

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

Print Advertisements

We place the majority of our print advertisements in boardsports magazines such as Thrasher, Transworld Skateboarding and Snowboarding, Snowboarder, Surfing and Surfer. We also advertise in fashion lifestyle magazines such as Anthem, Flaunt and Swindle. We combine athletes, lifestyle, innovative visual designs and our unique style into our advertisements. Our internal art department designs all of our advertisements, including most of those placed in international publications to support our licensees. We do not generally use outside advertising agencies. By maintaining complete creative control of our advertisements, we are able to ensure that our brand image remains consistent with our heritage and passion for action sports. We currently design and place approximately 30 different advertisements per month in publications that we believe effectively reach our target market.

Music

We operate our own music label, Volcom Entertainment, which identifies and signs musical artists and produces and distributes recordings in the form of CDs, digital downloads and wireless media through our retail accounts, music retailers and online distribution channels. Some of our best-known artists include Valient Thorr, a rock band from Chapel Hill, North Carolina; Riverboat Gamblers, a rock band from Austin, Texas; ASG, a rock band from Wilmington, North Carolina; Totimoshi, a rock band from Oakland, California; and Birds Of Avalon, a rock band from Raleigh, North Carolina. We believe that this component of our marketing platform provides us with a creative and artistic medium to connect with our target market and differentiates us from our competitors. As of December 31, 2006, our music label had distributed over 50 titles and sold over 275,000 units worldwide.

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

Film

We produce skateboarding, snowboarding and surfing films that feature our sponsored athletes through Veeco Productions, our film production division. We started this division in 1993, and believe that our films, like our music, are an integral part of our marketing and branding efforts.

Veeco has produced over 15 films including Alive We Ride, The Garden, Subjekt: Haakonsen, Magnaplasm, Chichagof and The Bruce Movie. In 2006, we released our newest snowboarding movie Escramble. Our films have been critically acclaimed and have won awards such as Best Core Film at the X-Dance Film Festival, Best Cinematography for a Snow Movie at the Unvailed Band and Board Event, Surfer Magazine’s Video of the Year and Surfer Magazine’s Video Award for Best Performance by a Male Surfer (Bruce Irons — twice). In our films, we feature Volcom team riders such as Geoff Rowley, Shaun White, Terje Haakonsen and Bruce Irons wearing Volcom branded products, which emphasizes our boardsports heritage and close association with leading boardsports athletes. Our films are distributed to our retail customers, as well as music and video stores and rental chains. We have typically produced and distributed approximately one to two new films per year, and we are currently working on two projects to be released in 2007.

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

Retail

We currently operate three Volcom branded retail stores located in Southern California. We believe that operating company-owned, branded retail stores is an effective way for us to promote our products, athletes and brand image. The Volcom stores are stocked with much of our product line, as well as limited edition goods only available in our stores. Our Volcom stores regularly host events with our athletes, Volcom featured artists and musicians, which attract consumers and enable us to showcase our brand. The design and layout of the stores, which include an assortment of our apparel, art presentations, a music listening station with Volcom Entertainment titles and a Veeco Productions section with all of our film titles, exemplifies our philosophy of change and youth culture. We are evaluating a limited number of markets for future Volcom stores. We are currently evaluating opening approximately four Volcom branded retail stores during 2007 to be located primarily in Hawaii and California. Our licensees currently operate Volcom branded retail stores in such places as Kuta Beach, Bali and Hossegor, France, which are two of the most famous surfing destinations in the world.

The Volcom Pipehouse

In February 2007, we purchased one of the most famous houses in surfing history directly in front of the Pipeline surf break on the North Shore of Oahu, Hawaii, commonly referred to as the Pipehouse. This house is our second residence in front of the world renowned Pipeline surf break. This home will be the headquarters for top Volcom team riders and will also be used as a research and development center for product design and testing and retailer roundtables. The original Volcom house will continue to accommodate the majority of Volcom’s domestic and international up-and-coming team riders and serve as a marketing location throughout the year. We believe these two properties provide Volcom with a unique global marketing platform.

Online Marketing

Our website, located at www.volcom.com, serves as an additional medium for us to communicate our brand message. Visitors to our website are able to view our line of apparel and accessories, read news releases, learn about our team riders and view information about our Volcom branded events. Our website offers a directory of our traditional, store-based retailers and we sell our films and music direct to consumers on our website. We do not generally sell apparel on our website, other than certain Volcom Entertainment products, but we do provide links to select online retailers. As a means to further connect with our core consumers, we allow visitors to sign-up for email distribution of periodic news releases as well as updates on our product line, team riders and Volcom branded events. Information contained on our website does not constitute part of, nor is it incorporated into, this Form 10-K.

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

We compete primarily on the basis of successful brand management and recognition, marketing and product design, style, performance and quality. We believe that we compete favorably with our competitors on these bases, although because several of our competitors are public companies with greater resources than we have, they have been able to allocate these resources toward brand building and marketing programs that are greater in scope and size than ours. In order to further our success and continued growth we believe it will be necessary to:

•	maintain our reputation as a popular lifestyle brand among the skateboarding, snowboarding and surfing community and others who associate themselves with the action sports youth lifestyle;

•	continue to develop and respond to global fashion and lifestyle trends in our target market;

•	advance our brand as an authentic, “anti-establishment” brand while continuing to grow as a global business;

•	design stylish, high-quality products at appropriate prices for our target market; and

•	continue to convey our lifestyle message to our target market worldwide.

Principal Customers

As of December 31, 2006, our customer base included approximately 1,350 accounts that operated approximately 3,900 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 12 distributors in international territories not serviced by one of our licensees. In 2006, 2005 and 2004, 44%, 47% and 44%, respectively, of our product revenues were derived from our five largest customers. Other than Pacific Sunwear, which accounted for 26%, 29% and 27% of our product revenues in 2006,

2005 and 2004, respectively, no single customer accounted for more than 10% of our product revenues during 2006, 2005 or 2004.

Credit and Collection

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of products within our snow category, consistent with industry practice, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. However, throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s creditworthiness. We continually monitor our collections and maintain a reserve for estimated credit losses based on our historical experience and any specific customer collections issues that are identified. While such credit losses have historically been within our expectations and reserves, we cannot assure you that we will continue to experience the same credit loss rates we have experienced in the past.

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

Management Information Systems

We use an integrated software package for substantially all of our operations. The software package is specifically designed for apparel distributors and producers. This software package is used for stock keeping unit, or SKU, management and classification inventory tracking, purchase order management, merchandise distribution, automated ticket generation, general ledger functions, sales auditing, accounts payable management and integrated financial management. The system provides summary data for all departments and a daily executive summary report used by management to observe business and financial trends.

Employees

We believe our employees are among our most valuable resources and have been an important part of our success. As of December 31, 2006, we had a total of 259 full-time employees, including 78 in sales, art and marketing, 55 in general and administration, 36 in design and development, 38 in manufacturing support and 52 in warehousing operations. We are not party to any labor agreements and none of our employees is represented by a labor union. We consider our relationship with our employees to be excellent and have never experienced a work stoppage.

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

Since 1996, we have conducted our operations in Europe through a licensee. Our European licensing revenues were $2.3 million, $1.7 million and $1.5 million in 2006, 2005 and 2004 respectively. We are currently in the process of taking direct control of the Volcom brand in Europe. Through the first half of 2007, we will only generate royalty revenue from our European licensee and will not generate any significant revenue from our direct European operations. During this time, we expect to incur significant costs as we continue to build infrastructure and hire additional personnel to support the European business. These additional costs will cause a significant increase and ramp up in our selling, general and administrative expenses. These additional expenses will not generate any additional revenue during the first half of 2007 and will decrease our earnings and affect our overall financial performance during this period.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 26% of our product revenues in 2006 and approximately 29% in 2005. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear increased 18%, or $8.3 million, for 2006 compared to 2005. However, we may see sales to Pacific Sunwear decline, and we currently expect a decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. Any further decrease in its purchases of our products or if it no longer purchases our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

If our new product initiatives are not accepted by our customers or if we are unable to maintain our margins, it could materially affect our financial performance.

We are currently in the process of introducing several new product lines, including our Creedlers sandals and slip-on footwear, girls swimwear and kids lines. These categories are subject to intense competition in the marketplace. As is typical with new products, market acceptance of these new lines is uncertain and achieving market acceptance may require substantial marketing efforts and expenditures. We also cannot assure you that these new products will have the same or better margins than our current products. The failure of the new product lines to gain market acceptance or our inability to maintain our current product margins with the new lines could adversely affect our business, financial performance and brand image.

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

We have experienced rapid growth since our inception, and have increased our revenues from $57.1 million in 2002 to $205.3 million in 2006. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.

Future growth may place a significant strain on our management and operations. If we continue to experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.

Our business could be harmed if we fail to maintain proper inventory levels.

We have traditionally received a substantial portion of our customer orders prior to placement of our initial manufacturing orders. However, we also maintain an inventory of selected core products that we anticipate will be in high demand, such as t-shirts. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, or the sale of excess inventory at discounted or close-out prices, all of which could adversely affect our gross margins. These events could significantly harm our operating results and impair our brand image. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact retailer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

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

We face the risk that the manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis or at all. Our products are generally produced by independent, foreign manufacturers. In 2006, we used approximately 30 of such manufacturers. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages or untimely deliveries of certain products, either of which could harm our business.

If the United States continues to impose tariffs and import quota restrictions on products manufactured in China and we are unable to obtain sufficient product from countries other than China or from domestic sources, or if the products we obtain from these other countries or domestic sources are of insufficient quality, it could materially affect our gross margin and financial performance.

Virtually all of our merchandise imported into the United States is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quota. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership into the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of 2007. While this new arrangement will not materially affect us in the first half of 2007 since our Spring 2007 European line will be produced, marketed and distributed by our European licensee, the arrangement could affect us once we begin to directly distribute our products in Europe during the second half of 2007. Additionally, China has imposed an export tax on all textile products manufactured in China. The United States and other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels. The establishment of these quotas or additional quotas or duties could cause disruption in our supply chain and could materially adversely affect our gross margin and financial performance.

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

If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and Dragon Crowd, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.

Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Ningbo Jehson Textiles and Dragon Crowd accounted for 12% and 15%, respectively, of our product costs in 2006, and 10% and 10%, respectively, of our product costs in 2005. A loss of either or both of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.

Our business could suffer if any of our or our licensees’ key manufacturers fails to use acceptable labor practices.

It is difficult to monitor and control the labor practices of our independent manufacturers. The violation of labor or other laws by an independent manufacturer utilized by us or a licensee of ours, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the United States, could damage our reputation or interrupt, or otherwise disrupt the shipment of finished products to us or our licensees if such manufacturer is ordered to cease its manufacturing operations due to violations of laws or if such manufacturer’s operations are adversely affected by such failure to use acceptable labor practices. If this were to occur, it could have a material adverse effect on our financial condition and results of operations.

We may not be able to compete effectively, which could cause our revenues and market share to decline.

The boardsports apparel industry, and the apparel industry in general, is highly competitive. We compete with numerous domestic and foreign designers, distributors, marketers and manufacturers of apparel, accessories and other related products, some of which are significantly larger and have greater resources than we do. We believe that in order to compete effectively, we must continue to maintain our brand image and reputation, be flexible and innovative in responding to rapidly changing market demands and consumer preferences, and offer consumers a wide variety of high-quality apparel at premium prices. We compete primarily on the basis of brand image, style, performance and quality.

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

Cyclical economic trends in apparel retailing could have a material adverse effect on our results of operations.

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

We purchase finished goods from foreign manufacturers and sell our products in transactions denominated in U.S. dollars, except for in Europe and Canada, where our sales are denominated primarily in Euros and Canadian dollars, respectively. As a result, if the U.S. dollar were to weaken against foreign currencies, our cost of goods sold could increase substantially. We also receive royalty payments from certain of our licensees, whose sales are denominated in their local currencies. While our licensees pay us royalty payments in U.S. dollars, if the U.S. dollar were to strengthen significantly against the local currencies in which our licensees sell our products, our licensing revenues would decrease, which could harm our results of operations.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 31, 2006, our executive officers, directors and their affiliates beneficially own or control approximately 27.2% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott owns approximately 11.4% and 15.8%, respectively, of the 24,295,420 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, the stock market in general and the Nasdaq in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources and could further a decline in the market price of our common stock. Stock price volatility may result in investors selling shares of our common stock at a loss.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principle executive, administrative, warehousing and distribution offices are located in Costa Mesa, California. In the fourth quarter of 2006, we entered into an agreement to lease an additional distribution facility in Irvine, California, which is expected to become operational in the fourth quarter of 2007. As a result of the existing and planned improvements to our current headquarters and the additional Irvine distribution facility, we believe our current facilities will be adequate to meet our needs for the next twelve months.

The location, general use, approximate size and lease renewal date of our material properties as of December 31, 2006, none of which is owned by us, except for the building in Anglet, France, are set forth below:

Location	Use	Term	Square Feet

Costa Mesa, California	Global headquarters	July 2014	104,000
Irvine, California	Distribution center	September 2017	164,000
Anglet, France(1)	European headquarters	May 2036	34,000

(1)	We own the facilities located on the leased land in Anglet, France.

As of December 31, 2006, we also operated three retail stores in Southern California on leased premises. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on the Nasdaq National Market and Nasdaq Global Select Market under the symbol “VLCM” since June 30, 2005. Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the Nasdaq National Market and Nasdaq Global Select Market, as applicable:

	Price Range of
	Common Stock
	High	Low

Year Ended December 31, 2006
First Quarter (March 31, 2006)	$40.71	$31.80
Second Quarter (June 30, 2006)	$37.78	$27.13
Third Quarter (September 30, 2006)	$32.16	$18.52
Fourth Quarter (December 31, 2006)	$33.25	$23.91
Year Ended December 31, 2005
Second Quarter (June 30, 2005)	$26.77	$26.77
Third Quarter (September 30, 2005)	$35.77	$25.10
Fourth Quarter (December 31, 2005)	$35.68	$26.24

The approximate number of holders of record of our common stock as of March 1, 2007 was 36.

On March 1, 2007, the last reported sale price of our common stock on the Nasdaq Global Select Market was $34.71 per share.

Dividend Policy

We have never declared or paid any dividends on our common stock since our initial public offering. We do not currently anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant.

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2006.

Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans as of December 31, 2006:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	487,700	$19.00	2,162,756
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	487,700	$19.00	2,162,756

We do not maintain any equity-based compensation plan that has not been approved by our stockholders or any employee stock purchase plan.

Use of Proceeds

We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, and $2.8 million for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.

Performance Graph1

The following graph shows a comparison of cumulative total returns for Volcom, the Nasdaq Stock Market Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index during the period commencing on June 30, 2005 (the date of our first day of trading) and ending on December 31, 2006. The comparison assumes $100 was invested on June 30, 2005 in each of our common stock (at the initial offering price), the Nasdaq Stock Market Composite Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index and assumes the reinvestment of all dividends, if any. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Annual Percentage Return

	06/29/05	12/31/05	12/31/06
Volcom, Inc	100.00	179.00	155.63
NASDAQ Composite	100.00	108.44	123.31
S&P Apparel, Accessories & Luxury Goods	100.00	105.53	136.92

1 This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenues:
Product revenues	$201,186	$156,716	$110,601	$74,389	$56,302
Licensing revenues	4,072	3,235	2,574	1,877	833

Total revenues	205,258	159,951	113,175	76,266	57,135
Cost of goods sold	103,237	78,632	58,205	39,384	31,184

Gross profit	102,021	81,319	54,970	36,882	25,951
Selling, general and administrative expenses	58,417	42,939	30,585	22,919	18,123

Operating income	43,604	38,380	24,385	13,963	7,828
Other income (expense)	4,069	1,101	(6)	106	(129)

Income before provision for income taxes	47,673	39,481	24,379	14,069	7,699
Provision for income taxes(1)	18,920	10,475	374	214	215

Income before equity in earnings of investee	28,753	29,006	24,005	13,855	7,484
Equity in earnings of investee	—	331	588	407	129

Net income	$28,753	$29,337	$24,593	$14,262	$7,613

Net income per share:
Basic	$1.19	$1.36	$1.28	$0.75	$0.41
Diluted	$1.18	$1.34	$1.26	$0.73	$0.39
Weighted average shares outstanding:
Basic	24,227,845	21,627,821	19,142,275	19,054,109	18,771,059
Diluted	24,304,627	21,839,626	19,534,945	19,530,873	19,513,969

(1)	For Federal and state income tax purposes we had elected to be treated as an S corporation from January 1, 2002 until our initial public offering on June 29, 2005, and during that period we were not subject to Federal or state income taxes, other than California franchise taxes of 1.5% on our corporate income. For all periods from and after June 29, 2005, we have become subject to the Federal and state income taxes applicable to a C corporation. As a result, our provision for income taxes, net income and net income per share data for 2004, 2003 and 2002 are not comparable to our provision for income taxes, net income and net income per share data for 2006 and 2005.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Pro Forma Net Income Data(1):
Income before provision for income taxes, as reported	$39,481	$24,379	$14,069
Pro forma provision for income taxes	16,223	10,178	5,909

Pro forma income before equity in earnings of investee	23,258	14,201	8,160
Equity in earnings of investee	331	588	407

Pro forma net income	$23,589	$14,789	$8,567

Pro forma net income per share:
Basic	$1.09	$0.77
Diluted	$1.08	$0.76
Pro forma weighted average shares outstanding:
Basic	21,627,821	19,142,275
Diluted	21,839,626	19,534,945

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$85,414	$71,712	$10,359	$5,079	$1,141
Working capital	121,069	98,470	27,041	16,595	8,209
Total assets	149,748	111,381	35,886	22,601	13,902
Long-term capital lease obligations, less current portion	106	183	256	160	45
Total stockholders’ equity	133,997	102,680	29,502	18,044	9,019

(1)	Pro forma net income data reflects the provision for income taxes that would have been recorded had we been subject to Federal and state income taxes as a C corporation, and not been exempt from paying income taxes other than California franchise taxes due to our S corporation election, from January 1, 2002 to June 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those risks discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Form 10-K after the date of this Form 10-K, except as required by law.

Overview

We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, accessories and related products under the Volcom brand name. We seek to offer products that appeal to participants in skateboarding, snowboarding and surfing, and those who affiliate themselves with the broader action sports lifestyle. Our clothing, which includes t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim and outerwear, combines fashion, functionality and athletic performance. Our designs are infused with an artistic and creative element that we believe differentiates our products from those of many of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories.

We have recently launched new product extensions to complement our current product offerings. These new product extensions include a complete line of sandals and slip-on footwear, branded Creedlers; a complete collection of kids clothing for young boys ages 4 to 7; and a girls swimwear line. The Creedlers and kids line began shipping in December 2006, and the girls swimwear line will begin shipping early in Spring 2007.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of December 31, 2006, our customer base of retailers included approximately 1,350 accounts that operated approximately 3,900 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 12 distributors in countries not serviced by our licensees. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Europe, all of our sales are denominated in U.S. dollars.

In Europe (through the distribution of the Spring 2007 line), Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. We have established our own operations in Europe in anticipation of the expiration of the licensing agreement with our European licensee on December 31, 2006. Pursuant to an agreement between us and Volcom Europe, Volcom Europe will produce and distribute the Spring 2007 Volcom line in Europe and pay us our same royalty rate as required under the license agreement. We expect to experience a decrease in our licensing revenues after Volcom Europe distributes the Spring 2007 line in Europe and an increase in our selling, general and administrative expense while we build the necessary infrastructure and hire employees to establish our own operations in Europe. However, we anticipate our product revenues will begin to increase in Europe in the second half of 2007 once we begin to recognize revenue from the direct sale of our products in this territory.

As part of our strategy to take direct control of our European operations, we have recently completed the construction of our European headquarters in Anglet, France, delivered samples to the sales team for use in their meetings with customer accounts and we are continually building the necessary infrastructure to support these European operations. Our current European team consists of 42 employees which include design, production, sales and information technology management positions. In February 2007, we completed the construction of our European headquarters in Anglet, France. The construction contract called for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) office and distribution facility for 4.6 million Euros. We have applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.1 million based on a 1 Euro to $1.3203 U.S. dollar exchange rate as of December 31, 2006). Such grants will be paid to us at various times during and after our European headquarters construction period and generally require us to maintain and operate our European headquarters for five years. As of December 31, 2006, we have received approximately 322,000 Euros (approximately $425,000 based on a 1 Euro to $1.3203 U.S. dollar exchange rate as of December 31, 2006) with respect to such grants. We also acquired Welcom Distribution SARL, or Welcom, the distributor of Volcom branded products in Switzerland, during October 2005. We purchased all of the outstanding capital stock of Welcom for a purchase price of $1.5 million in cash, excluding transaction costs. The acquisition was effective on October 25, 2005, and we have included the operations of Welcom in our financial results from October 26, 2005 going forward.

Our revenues increased from $57.1 million in 2002 to $205.3 million in 2006. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.

Sales to Pacific Sunwear increased 18%, or $8.3 million, for 2006 compared to 2005. However, we may see sales to Pacific Sunwear decline, and we currently expect a decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We have recently announced that we are expanding the distribution of our mens and boys products in Macy’s West, part of Federated Department Stores, from our initial roll-out of 50 doors for mens, which included 20 doors for boys, to 75 doors for mens, which includes 60 doors for boys. In addition, we plan to expand into 50 doors for our recently introduced kids products. Further, we plan to expand the distribution of our mens, boys and kids line into Dillard’s stores located primarily in the southwest United States. This expanded distribution will include 21 doors for boys and kids products and 10 doors for mens products. These additional distribution channels are a part of our long-term diversification strategy to lessen our dependence on any one customer.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods, which increased our gross margin as a percentage of revenues and our profitability for the year ended December 31, 2005. During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products that will impact our business through 2008. While we do not believe the limitations on imports from China will have a material affect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 31.7% in 2002 to 28.5% in 2006. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 26.8% in 2005 to 28.5% in 2006. This increase was primarily due to the hiring of additional personnel as we develop our infrastructure domestically and abroad, costs related to the transition of our European operations from a licensee model to direct control, additional expenses associated with operating as a public company, such as certain legal and accounting compliance costs, and compensation expense associated with stock options as required by Statement of Financial Accounting Standard No. 123(R) (revised 2004), Share-Based Payment, or SFAS No. 123(R).

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income.

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

On April 1, 2005, we sold our 34% investment in Volcom Europe, our European licensee, for $1.4 million. Under the terms of the sale agreement, Volcom Europe will continue to function as our licensee until the expiration of its license agreement on December 31, 2006 and through the distribution of the Volcom European Spring 2007 line. During 2005, we recorded $0.3 million of earnings attributable to this equity method investee, which reflects our share of Volcom Europe’s earnings of $0.6 million, offset by an impairment charge of $0.3 million to reduce the carrying amount of our investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated foreign currency translation adjustments related to our investment in Volcom Europe of $0.2 million, we recorded no gain or loss on the sale of our investment in Volcom Europe in April 2005.

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

Stock-Based Compensation

Since January 1, 2006 we have accounted for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Year Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	50.3	49.2	51.4

Gross profit	49.7	50.8	48.6
Selling, general and administrative expenses	28.5	26.8	27.0

Operating income	21.2	24.0	21.6
Other income (expense)	2.0	0.7	(0.1)

Income before provision for income taxes	23.2	24.7	21.5
Provision for income taxes	9.2	6.5	0.3

Income before equity in earnings of investee	14.0	18.2	21.2
Equity in earnings of investee	0.0	0.1	0.5

Net income	14.0%	18.3%	21.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues in 2006 were $205.3 million, an increase of $45.3 million, or 28.3%, compared to $160.0 million in 2005. Revenues from our top five customers were $88.8 million in 2006, an increase of $15.2 million, or 20.6%, compared to $73.6 million in 2005, with Pacific Sunwear accounting for $8.3 million of the $15.2 million increase. We currently expect a decline in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our 2006 revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high-quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Product revenues increased $44.5 million, or 28.4%, in 2006 to $201.2 million from $156.7 million in 2005. Of the $44.5 million increase in product revenues, increases in mens products and girls products accounted for $31.2 million of that increase. Revenues from mens products increased $15.4 million, or 17.7%, to $102.7 million in 2006, compared to $87.3 million in 2005, and revenues from girls products increased $15.8 million, or 30.7%, to $67.3 million in 2006 compared to $51.5 million in 2005.

Licensing revenues increased 25.9% to $4.1 million in 2006 from $3.2 million in 2005. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia. We expect that licensing revenue will decrease in the back half of 2007 as a result of the expiration of our license agreement with Volcom Europe and our taking direct control of our European operations.

Product revenues in the United States were $157.6 million, or 78.3% of our product revenues, and $128.2 million, or 81.8% of our product revenues, in 2006 and 2005, respectively. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $43.6 million, or 21.7% of our product revenues, and $28.5 million, or 18.2% of our product revenues, in 2006 and 2005, respectively.

Gross Profit

In 2006, gross profit increased $20.7 million, or 25.5%, to $102.0 million compared to $81.3 million in 2005. Gross profit as a percentage of revenues, or gross margin, in 2006 decreased 1.1% to 49.7% compared to 50.8% in 2005. Gross margin related specifically to product revenues decreased 1.1% to 48.7% in 2006 compared to 49.8% in 2005. The gross margin decrease was generally due to increased costs of goods sold resulting primarily from the United States imposing a series of quotas on November 8, 2005. These quotas are expected to remain in effect through December 31, 2008. Gross margin during 2005 was especially high due to the lack of quotas and safeguards on imports from China during that period. While we do not believe the current limitations on imports from China will have a material effect on our operations, we intend to closely monitor our sourcing in China to avoid disruptions.

Selling, General and Administrative Expenses

In 2006, selling, general and administrative expenses increased $15.5 million, or 36.0%, to $58.4 million compared to $42.9 million in 2005. The increase in absolute dollars was due primarily to increased payroll and payroll-related expenses of $4.2 million, increased expenses of $2.3 million related to the transition of our European operations from a licensee model to direct control, additional advertising and marketing expenses of $2.0 million, increased sales commission expenses of $1.5 million resulting from our increased product revenues, increased depreciation and amortization expenses of $0.8 million, additional expenses of $0.7 million associated with operating as a public company, such as certain legal and accounting compliance costs, and an increase in compensation expense of $0.6 million associated with stock awards as required under SFAS No. 123R. The remaining $3.4 million increase in selling, general and administrative expenses was due to increases in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 28.5% in 2006 from 26.8% in 2005. The 1.7% increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the factors mentioned above. We are currently in the process of taking direct control of the Volcom brand in Europe. Through the first half of 2007, we will only generate royalty revenue from our European licensee and will not generate any significant revenue from our direct European operations. During this time, we expect to experience a significant increase in our selling, general and administrative expenses.

Operating Income

As a result of the factors above, operating income in 2006 increased $5.2 million to $43.6 million compared to $38.4 million in 2005. Operating income as a percentage of revenues decreased to 21.2% in 2006 from 24.0% in 2005.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income in 2006 was $3.8 million compared to $1.0 million in 2005. This increase in interest income was due to the significant increase in our cash and cash equivalent balances as a result of the proceeds from our initial public offering, which closed in July 2005, as well as our cash flows from operating activities of $21.0 million in 2006. Foreign currency gain increased to $0.2 million in 2006 compared to a $0.1 million gain in 2005 due primarily to fluctuations in the Canadian dollar exchange rate.

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

Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes as a C corporation. Upon the change in our tax status, we established and recorded our deferred income taxes at our C corporation effective tax rate. We computed our provision for income taxes for 2005 using an annual effective tax rate of 26.5%.

We computed our provision for income taxes for 2006 using an annual effective tax rate of 39.7%. As a result of this change in tax status, our provision for income taxes increased $8.4 million to $18.9 million in 2006 compared to $10.5 million in 2005. On a pro forma basis, using an estimated annual effective tax rate of 40.8%, our provision for income taxes would have been $16.2 million in 2005.

Net Income

As a result of the factors above, net income decreased $0.5 million, or 2.0%, to $28.8 million in 2006 from $29.3 million in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues in 2005 were $160.0 million, an increase of $46.8 million, or 41.3%, compared to $113.2 million in 2004. Revenues from our top five customers were $73.6 million in 2005, an increase of $25.0 million, or 51.5%, compared to $48.6 million in 2004, with Pacific Sunwear accounting for $14.7 million of the $25.0 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high-quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash and cash equivalents at beginning of period	$71,712	$10,359	$5,079
Cash flow from operating activities	20,956	22,985	19,424
Cash flow from investing activities	(9,229)	(2,657)	(811)
Cash flow from financing activities	1,703	41,041	(13,333)
Effect of exchange rate changes on cash	272	(16)	—

Cash and cash equivalents at end of period	$85,414	$71,712	$10,359

As of December 31, 2006, we had $85.4 million in cash and cash equivalents compared to $71.7 million in cash and cash equivalents as of December 31, 2005.

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. In 2006 and 2005, cash from operating activities was $21.0 million and $23.0 million, respectively. The $2.0 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$(9,029)	Decrease in cash flows from accounts receivable due to increased sales and timing of collections.
(3,136)	Decrease in excess tax benefits related to exercise of stock options.
(584)	Decrease in net income.
4,043	Increase in cash flows from accounts payable, accrued expenses and other long-term liabilities due to timing of payments and increased payroll accruals and other liabilities.
2,690	Increase in cash flows due to a slower growth rate in inventories.
1,954	Increase in non-cash depreciation, provision for doubtful accounts and stock-based compensation.
1,665	Increase in cash flows from income tax receivable/payable due to timing of payments made for income taxes.
331	Increase in cash flows due to a decrease in equity in earnings of investee, net of dividends received.
37	Net increase in cash flows from all other operating activities.

$(2,029)	Total

Cash used in investing activities was $9.2 million and $2.7 million in 2006 and 2005, respectively. During 2006, the cash used in investing activities was primarily due to payments for the construction of our European headquarters in Anglet, France, along with the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations. During 2005, the cash used in investing activities was primarily due to the purchase of real property popularly named the “Volcom House” on the North Shore of Oahu for $2.0 million, as well as $0.9 million of ongoing investments in computer and warehouse equipment. In October 2005, we purchased Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland for $1.1 million, net of cash acquired. These cash outflows were offset by cash received of $1.4 million related to the sale of our investment in Volcom Europe, our European licensee, in April 2005.

Cash provided by financing activities was $1.7 million and $41.0 million in 2006 and 2005, respectively. The $39.5 million decrease in cash provided by financing activities between the periods primarily resulted from the completion of the initial public offering of our common stock in July 2005 whereby we received net proceeds of $80.1 million, after deducting underwriting discounts and commissions and offering expenses. Prior to the initial public offering, we had $19.2 million of cash distributions to our stockholders out of undistributed S corporation earnings and we used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, resulting in a decrease of cash provided by financing activities of $39.2 million for total distributions to stockholders.

On February 7, 2007, we purchased real property on the North Shore of Oahu (the “Pipe House”) for $4.2 million in cash. The Pipe House will generally be used as a residence for Volcom’s surf team riders during the winter surf season and for other marketing activities during the year.

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

Credit Facilities

In July 2006, we terminated our existing $10.0 million committed, secured line of credit facility with Bank of the West and entered into a new $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The new credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this new agreement bear interest, at our option, either at the bank’s prime rate (8.25% at December 31, 2006) or LIBOR plus 1.50%. Under this credit facility, we had $0.9 million outstanding in letters of credit at December 31, 2006. At December 31, 2006 there were no outstanding borrowings under this credit facility, and $19.1 million was available under the credit facility. The new credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At December 31, 2006 we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of December 31, 2006. The following table summarizes, as of December 31, 2006, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Operating lease obligations	$12,603	$1,802	$2,666	$2,262	$1,968	$1,777	$2,128
Facility construction obligations(1)	747	747	—	—	—	—	—
Capital lease obligations	197	87	76	34	—	—	—
Professional athlete sponsorships	6,308	4,084	1,840	384	—	—	—
Contractual letters of credit	873	873	—	—	—	—	—

Total	$20,728	$7,593	$4,582	$2,680	$1,968	$1,777	$2,128

(1)	Based on a 1 Euro to 1.3203 U.S. dollar exchange rate at December 31, 2006.

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2017, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year, and expire at various dates through October 2009.

On May 5, 2006, we entered into a contract for the construction of our European headquarters in Anglet, France. The contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) facility for approximately 4.6 million Euros. Payments for construction of the facility will be made monthly through February 2007 and vary based upon the progress toward completion of the facility. As of December 31, 2006, we have paid approximately $5.4 million in construction costs and have approximately $0.7 million of remaining costs to be paid through February 2007 (based on a 1 Euro to 1.3203 U.S. dollar exchange rate as of December 31, 2006).

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five year period ending December 31, 2011, is approximately $1.9 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

Seasonality

Historically, we have experienced greater revenue in the second half of the year than in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. During the two-year period ended December 31, 2006, approximately 58% of our revenues, 57% of our gross profit and 63% of our operating income were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we had historically borrowed under our credit facility. However, due to the proceeds received in July 2005 from our initial public offering, we do not anticipate borrowing under our credit facility in the near term.

Backlog

We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2006, our order backlog was approximately $53.7 million, compared to approximately $42.3 million at December 31, 2005. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.

Vulnerability Due to Concentrations

As of December 31, 2006, our customer base of retailers located in the United States, Canada and South America included approximately 1,350 accounts that operate approximately 3,900 store locations and 12 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 26% and 29% of our product revenues in 2006 and 2005, respectively. No other customer accounted for more than 10% of our product revenues in 2006 or 2005.

Sales to Pacific Sunwear increased 18%, or $8.3 million, for 2006 compared to 2005. However, we may see sales to Pacific Sunwear decline, and we currently expect a decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2006, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and five domestic screen printers. Purchases from Ningbo Jehson Textiles and Dragon Crowd totaled approximately 12% and 15%, respectively, of our product costs in 2006, and 10% and 10%, respectively, of our product costs in 2005.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard became effective for us on January 1, 2006. See Note 10 in the Notes to the Consolidated Financial Statements herein where we discuss the impact of this standard on our consolidated financial position and results of operations.

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

In November 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to

SFAS No. 123R. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the additional paid-in capital pool for employee stock-based awards that are vested and outstanding upon the adoption of SFAS No. 123R.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material effect on our consolidated financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We have no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 will not have an effect on our consolidated financial position or results of operations.

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

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements beginning in the fourth quarter of fiscal year 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. In 2006, 2005 and 2004, we derived 11.9%, 10.1% and 7.4% of our product revenues, respectively, from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.

As our Canadian accounts receivable, accounts payable and cash balance represent a small portion of our total assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. We may enter into future transactions in order to hedge our exposure to foreign currencies.

A small portion of our sales have been made by our subsidiaries located in Switzerland and France where we operate with the Swiss Franc and Euro, respectively, as our functional currency. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

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

Interest Rate Risk

We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at December 31, 2006. The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (8.25% at December 31, 2006) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2006, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Consolidated Financial Statements” under Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears under the Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting, which is included below.

Richard R. Woolcott
President and Chief Executive Officer
(Principal Executive Officer)

Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Volcom, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing above, that Volcom, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company, and our report dated March 14, 2007, expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Costa Mesa, California
March 14, 2007

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits included or incorporated herein. See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Volcom, Inc.

We have audited the accompanying consolidated balance sheets of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123R, Share-based Payment, in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
March 14, 2007
Costa Mesa, California

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$85,414	$71,712
Accounts receivable — net of allowances of $1,323 (2006) and $730 (2005)	34,175	21,408
Inventories	13,185	10,833
Prepaid expenses and other current assets	1,383	1,366
Income taxes receivable	—	479
Deferred income taxes	2,353	1,110

Total current assets	136,510	106,908

Property and equipment — net	11,527	3,467
Investments in unconsolidated investees	298	298
Deferred income taxes	660	—
Intangible assets — net	386	451
Goodwill	158	158
Other assets	209	99

Total assets	$149,748	$111,381

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,764	$5,779
Accrued expenses and other current liabilities	6,175	2,587
Income taxes payable	424	—
Current portion of capital lease obligations	78	72

Total current liabilities	15,441	8,438

Long-term capital lease obligations	106	183
Other long-term liabilities	204	—
Deferred income taxes	—	80
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,295,420 (2006) and 24,214,120 (2005) shares issued and outstanding	24	24
Additional paid-in capital	86,773	84,418
Retained earnings	47,019	18,266
Accumulated other comprehensive income (loss)	181	(28)

Total stockholders’ equity	133,997	102,680

Total liabilities and stockholders’ equity	$149,748	$111,381

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Revenues:
Product revenues	$201,186	$156,716	$110,601
Licensing revenues	4,072	3,235	2,574

Total revenues	205,258	159,951	113,175
Cost of goods sold	103,237	78,632	58,205

Gross profit	102,021	81,319	54,970
Selling, general and administrative expenses	58,417	42,939	30,585

Operating income	43,604	38,380	24,385
Other income (expense):
Interest income (expense), net	3,833	1,036	(6)
Dividend income from cost method investee	3	11	—
Foreign currency gain	233	54	—

Total other income (expense)	4,069	1,101	(6)

Income before provision for income taxes	47,673	39,481	24,379
Provision for income taxes	18,920	10,475	374

Income before equity in earnings of investee	28,753	29,006	24,005
Equity in earnings of investee	—	331	588

Net income	$28,753	$29,337	$24,593

Net income per share:
Basic	$1.19	$1.36	$1.28
Diluted	$1.18	$1.34	$1.26
Weighted average shares outstanding:
Basic	24,227,845	21,627,821	19,142,275
Diluted	24,304,627	21,839,626	19,534,945
Pro forma net income data (unaudited):
Income before provision for income taxes, as reported		$39,481	$24,379
Pro forma provision for income taxes		16,223	10,178

Pro forma income before equity in earnings of investee		23,258	14,201
Equity in earnings of investee		331	588

Pro forma net income		$23,589	$14,789

Pro forma net income per share (unaudited):
Basic		$1.09	$0.77
Diluted		$1.08	$0.76
Pro forma weighted average shares outstanding (unaudited):
Basic		21,627,821	19,142,275
Diluted		21,839,626	19,534,945

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Income	Total
	(In thousands, except share data)

Balance at January 1, 2004	19,054,109	$19	$1,045	$16,815	$165		$18,044
Exercise of stock options	116,596	—	5	—	—		5
Stock-based compensation	—	—	31	—	—		31
Distributions	—	—	—	(13,275)	—		(13,275)
Comprehensive income:
Net income	—	—	—	24,593	—	$24,593	24,593
Foreign currency translation of equity method investee	—	—	—	—	104	104	104

Comprehensive income						$24,697

Balance at December 31, 2004	19,170,705	$19	$1,081	$28,133	$269		$29,502
Initial public offering, net of offering costs	4,640,625	4	80,127	—	—		80,131
Stock-based compensation	—	—	178	—	—		178
Issuance of restricted stock	20,000	—	—	—	—		—
Exercise of stock options	382,790	1	199	—	—		200
Tax benefits related to exercise of stock options	—	—	2,833	—	—		2,833
Distributions	—	—	—	(39,204)	—		(39,204)
Comprehensive income:
Net income	—	—	—	29,337	—	$29,337	29,337
Foreign currency translation of equity method investee	—	—	—	—	(269)	(269)	(269)
Foreign currency translation adjustment	—	—	—	—	(28)	(28)	(28)

Comprehensive income						$29,040

Balance at December 31, 2005	24,214,120	$24	$84,418	$18,266	$(28)		$102,680
Stock-based compensation	—	—	812	—	—		812
Issuance of restricted stock	15,000	—	—	—	—		—
Exercise of stock options	66,300	—	1,261	—	—		1,261
Tax benefits related to exercise of stock options	—	—	282	—	—		282
Comprehensive income:
Net income	—	—	—	28,753	—	$28,753	28,753

Foreign currency translation adjustment	—	—	—	—	209	209	209

Comprehensive income						$28,962

Balance at December 31, 2006	24,295,420	$24	$86,773	$47,019	$181		$133,997

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$28,753	$29,337	$24,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,423	623	332
Equity in earnings of investee, net of dividends received	—	(331)	(361)
Provision for doubtful accounts	588	68	67
Loss on disposal of property and equipment	64	30	—
Excess tax benefits related to exercise of stock options	(303)	2,833	—
Stock-based compensation	812	178	31
Deferred income taxes	(1,983)	(1,150)	11
Changes in operating assets and liabilities:
Accounts receivable	(13,248)	(4,219)	(6,815)
Inventories	(2,335)	(5,025)	(30)
Prepaid expenses and other current assets	12	(867)	(110)
Income taxes receivable/payable	1,186	(479)	(81)
Other assets	(97)	(54)	13
Accounts payable	2,912	799	1,475
Accrued expenses	2,977	1,242	299
Other long-term liabilities	195	—	—

Net cash provided by operating activities	20,956	22,985	19,424

Cash flows from investing activities:
Purchase of property and equipment	(9,063)	(2,933)	(550)
Proceeds from sale of property and equipment	2	—	—
Proceeds from sale of equity method investee	—	1,391	—
Business acquisition, net of cash acquired	(168)	(1,115)	—
Purchase of additional shares in cost method investee	—	—	(261)

Net cash used in investing activities	(9,229)	(2,657)	(811)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	—	1,401
Payments on line of credit	—	—	(1,401)
Principal payments on capital lease obligations	(71)	(86)	(63)
Proceeds from government grants	210	—	—
Proceeds from initial public offering, net of offering costs	—	80,131	—
Proceeds from the exercise of stock options	1,261	200	5
Excess tax benefits related to exercise of stock options	303	—	—
Distributions to stockholders	—	(39,204)	(13,275)

Net cash provided by (used in) financing activities	1,703	41,041	(13,333)
Effect of exchange rate changes on cash	272	(16)	—

Net increase in cash and cash equivalents	13,702	61,353	5,280
Cash and cash equivalents — Beginning of period	71,712	10,359	5,079

Cash and cash equivalents — End of period	$85,414	$71,712	$10,359

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$21	$21
Income taxes	19,619	9,274	450

See the accompanying notes to consolidated financial statements.

Supplemental disclosures of noncash investing and financing activities:

During the years ended December 31, 2006, 2005 and 2004, the Company recognized zero, ($102,000) and $104,000, respectively, in foreign currency translation adjustments related to an equity method investee.

During the year ended December 31, 2004, the Company acquired property pursuant to capital lease obligations in the amount of $187,000.

During the year ended December 31, 2005, the Company recognized a deferred tax liability of $111,000 related to goodwill associated with a business acquisition.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Volcom, Inc. and subsidiaries (the “Company” or “Volcom”) is a designer, marketer and distributor of young mens and womens clothing, accessories and related products under the Volcom brand name. The Company initially incorporated in the state of California in 1991 as Stone Boardwear, Inc. and has been doing business as Volcom since June 1991. The Company was reincorporated in Delaware in April 2005 and changed its name to Volcom, Inc. The Company is based in Costa Mesa, California, and operates three retail stores located in California.

Volcom Entertainment (“Entertainment”), a wholly-owned subsidiary of the Company, was formed in California in April 1999. Entertainment operates the Company’s music label which identifies and signs musical artists and produces and distributes CDs through its existing record retail and online distribution channels.

Volcom International, a wholly-owned subsidiary of the Company, was formed in 2006 and holds the European license for the Company’s products. Volcom International distributes Volcom branded products throughout Europe and to Volcom SAS and Welcom Distribution SARL.

Volcom SAS, a wholly-owned subsidiary of Volcom International, was formed in 2006 and distributes Volcom branded products in France. Volcom SAS also provides design and marketing services to Volcom International.

Welcom Distribution SARL, a wholly-owned subsidiary of Volcom International, was acquired in October 2005. Welcom Distribution SARL is the sole distributor of Volcom branded products in Switzerland.

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

Concentration of Credit Risks — The Company is subject to significant concentrations of credit risk, primarily from its cash and cash equivalents and accounts receivable. The Company invests its cash equivalents with financial institutions with high credit standing. At December 31, 2006 and 2005, the majority of the Company’s cash and cash equivalents were held at financial institutions in the United States that are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $85.3 million (including foreign accounts) as of December 31, 2006.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company continually monitors customer collections and maintains an allowance for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. Historically, such credit losses have generally been within the Company’s estimates. At December 31, 2006 and 2005, the Company had two customers whose outstanding

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable balance was greater than 10% of the total outstanding accounts receivable. At December 31, 2006 and 2005, approximately 22% and 11% and 21% and 12%, respectively, of the Company’s outstanding accounts receivable balance was concentrated among two customers.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. The Company regularly reviews inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and net realizable value.

Property and Equipment — The Company’s property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to thirty years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Maintenance and repairs on the Company’s property and equipment are charged to operations when incurred.

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

Long-Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets. In accordance with SFAS No. 144, the Company assesses its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). Once the carrying amount of a long-lived asset (asset group) is deemed to no longer be recoverable, an impairment loss would be recognized equal to the difference between the current carrying amount and the fair value of the long-lived asset (asset group). The Company determined that there was no impairment loss as of December 31, 2006.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income. The Company determined that there was no impairment loss as of December 31, 2006.

Fair Value of Financial Instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2006, the Company believes that the carrying amount of cash and cash

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

Revenue Recognition — Product revenues are recognized upon shipment, at which time transfer of title occurs, risk of ownership passes to the customer and collectibility is reasonably assured. Taxes collected from the Company’s customers are and have been recorded on a net basis. Allowances for estimated returns are provided when product revenues are recorded based on historical experience and are reported as reductions in product revenues. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses when they arise.

Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Company branded products.

Shipping and Handling — Amounts billed to customers for shipping and handling are recorded as revenues. Freight costs associated with shipping goods to customers are included in cost of sales. Handling costs of $3.3 million, $2.4 million and $2.2 million are included in selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Significant Concentrations — During the years ended December 31, 2006, 2005 and 2004, sales to a single customer totaled approximately 26%, 29% and 27%, respectively, of product revenues. No other single customer represented over 10% of product revenues.

During each of the years ended December 31, 2006, 2005 and 2004, the Company made purchases from two suppliers that totaled more than 10% of total product costs. For the years ended December 31, 2006, 2005 and 2004, purchases from those two suppliers were approximately 27%, 20% and 23% of total product costs, respectively.

Advertising and Promotion — The Company’s promotion and advertising programs include athlete sponsorships, Volcom branded events, print advertisements, music, films and online marketing. Costs of advertising, promotion and point-of-sale materials are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2006, 2005 and 2004, these expenses totaled $11.8 million, $9.9 million and $6.9 million, respectively. As of December 31, 2006, 2005 and 2004, the Company had no deferred advertising costs.

Income Taxes — On June 29, 2005, the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for 2004 or for the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in the consolidated financial statements for those periods. Subsequent to June 29, 2005, the Company recorded a provision and liability for Federal and state income taxes as a C corporation.

Upon the change in the Company’s tax status, the Company established and recorded its deferred income taxes at its C corporation effective tax rate. Management’s judgment is required in assessing the realizability of its deferred tax assets. The Company considers the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets that had been written down would, in the Company’s judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation — Substantially all of the Company’s sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. As a result, the Company is exposed to transaction gains and losses that result from movements in foreign currency exchange rates between the local Canadian currency and the U.S. dollar. As the Company’s Canadian sales, accounts receivable, accounts payable and Canadian cash balance are a small portion of its consolidated revenues, assets and liabilities, the Company does not generally hedge its exposure to foreign currency rate fluctuations, therefore the Company is exposed to foreign currency risk. Changes in the Company’s assets and liabilities that are denominated in Canadian dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in the Company’s statement of operations.

The Company owns subsidiaries in Switzerland and France, which operate with the Swiss Franc and Euro as their functional currency, respectively. These assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

S Corporation Distributions — The Company has paid cash distributions to its stockholders of $39.2 million and $13.3 million for the years ended December 31, 2005 and 2004, respectively. In connection with the initial public offering of its common stock, the Company distributed to its existing stockholders its estimated undistributed S corporation earnings.

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

For the years ended December 31, 2006 and 2005, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of the Company’s international subsidiaries financial statements into U.S. dollars. For the year ended December 31, 2004, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of the financial statements of Volcom Europe, the Company’s equity method investee, into U.S. dollars.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share data)

Numerator — Net income applicable to common stockholders	$28,753	$29,337	$24,593

Denominator:
Weighted average common stock outstanding for basic earnings per share	24,227,845	21,627,821	19,142,275
Effect of dilutive securities:
Stock options and restricted stock	76,782	211,805	392,670

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,304,627	21,839,626	19,534,945

Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. See Note 10 for a description of the impact of this standard on the Company’s financial statements.

Related-Party Transactions — The Company’s Chairman provides business and management services to the Company on a consulting basis. For the years ended December 31, 2006, 2005 and 2004 these consulting expenses totaled zero, $176,000 and $307,000, respectively.

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

Recent Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The Company adopted this standard during the fiscal year ended December 31, 2006 using the modified prospective method. See Note 10 for a description of the impact of this standard on the Company’s financial statements.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the additional paid-in capital pool for employee stock-based awards that are vested and outstanding upon the adoption of SFAS No. 123R.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 will not have an effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 became effective for financial statements beginning in the fourth quarter of fiscal year 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Allowances for Doubtful Accounts and Product Returns

	Allowance for	Allowance for
	Doubtful Accounts	Product Returns	Total
	(In thousands)

Balance, January 1, 2004	$132	$73	$205
Provision	67	1,504
Deductions	(53)	(1,345)

Balance, December 31, 2004	146	232	378
Provision	68	2,139
Deductions	(24)	(1,831)

Balance, December 31, 2005	190	540	730
Provision	588	4,196
Deductions	(283)	(3,908)

Balance, December 31, 2006	$495	$828	$1,323

The provision for doubtful accounts represents charges to selling, general and administrative expenses for estimated bad debts, whereas the provision for product returns is reported as a direct reduction of revenues.

3.	Inventories

Inventories are as follows:

	As of December 31,
	2006	2005
	(In thousands)

Finished goods	$12,959	$10,188
Work-in-process	41	312
Raw materials	185	333

	$13,185	$10,833

Included in finished goods inventory at December 31, 2006 and 2005, is approximately $1.2 million and $601,000, respectively, of inventory located in Canada. Included in finished goods inventory at December 31, 2006 and 2005, is approximately $219,000 and $117,000, respectively, of inventory located in Europe.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2006	2005
	(In thousands)

Furniture and fixtures	$1,869	$600
Office equipment	1,180	1,062
Computer equipment	2,173	1,141
Leasehold improvements	1,241	128
Land and building	2,004	2,004
Construction in progress	5,709	—

	14,176	4,935
Less accumulated depreciation	(2,649)	(1,468)

Property and equipment — net	$11,527	$3,467

Depreciation and amortization expense related to property and equipment was approximately $1.3 million, $567,000 and $332,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

On May 5, 2006, the Company entered into a contract for the construction of its European headquarters in Anglet, France. The contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) facility for approximately 4.6 million Euros. Payments for construction of the facility will be made monthly through February 2007 and vary based upon the progress toward completion of the facility. As of December 31, 2006, the Company has paid approximately $5.4 million in construction costs and has $747,000 of remaining costs to be paid through February 2007 (based on a 1 to 1.3203 exchange rate as of December 31, 2006).

The Company has applied for and received local government grants totaling approximately 800,000 Euros (approximately $1.1 million based on a 1 Euro to 1.3203 U.S. dollar exchange rate as of December 31, 2006). Such grants will be paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. As of December 31, 2006, the Company has received approximately 322,000 Euros (approximately $425,000 based on a 1 Euro to 1.3203 U.S. dollar exchange rate as of December 31, 2006) with respect to such grants. The Company has recorded $221,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters, and $204,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years.

5.	Investment in Unconsolidated Investees

Volcom Europe — During 1997, the Company obtained a 49% ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France, which was subsequently reduced to a 34% ownership interest in 2002 upon the issuance of additional stock by Volcom Europe. On April 1, 2005, the Company sold its 34% investment in Volcom Europe for $1.4 million. The Company’s investment has been accounted for under the equity method for the periods presented because the Company maintained the ability to exert significant influence over the financial and operating policies of the investee. For the year ended December 31, 2005, the Company recorded $331,000 of earnings attributable to this equity method investee, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of the Company’s investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of its investment in Volcom Europe in April 2005. For the year ended December 31, 2004, the Company recorded $588,000 of earnings attributable to this equity method investee.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrent with its investment in Volcom Europe, the Company entered into a licensing agreement with this entity for the use of the Company’s trademark and designs on products manufactured and distributed in certain European countries and territories. This license agreement expired in December 2006. Pursuant to an agreement between the Company and Volcom Europe, Volcom Europe will produce and distribute the Spring 2007 Volcom line in Europe and pay the Company its same royalty rate as required under the license agreement. Included in licensing revenues is $2.3 million, $1.7 million and $1.5 million from Volcom Europe for the years ended December 31, 2006, 2005 and 2004, respectively.

Volcom Australia — During 1998, the Company obtained an 8.7% ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia, for $37,000. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At December 31, 2006 and 2005, the Company’s investment in Volcom Australia was $298,000.

In June 1997, the Company entered into a licensing agreement with this entity for the use of the Company’s trademark and designs on products manufactured and distributed in Australia and New Zealand. The agreement expires June 2012. Included in licensing revenues is $1.0 million, $893,000 and $728,000 from Volcom Australia for the years ended December 31, 2006, 2005 and 2004, respectively.

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

As of
October 25, 2005
(In thousands)

Current assets	$1,198
Long-term assets	67
Intangible assets	510
Goodwill	158

Total assets acquired	1,933
Current liabilities	421

Net assets acquired	$1,512

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of intangible assets is as follows:

	As of December 31, 2006		As of December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Customer relationships	$310	$36	$310	$5
Backlog	160	160	160	53
Non-compete agreements	40	5	40	1
Reacquired license rights	84	7	—	—

	$594	$208	$510	$59

Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 6 months to 10 years with no residual values. Intangible amortization expense for the years ended December 31, 2006, 2005 and 2004, was approximately $148,000, $59,000 and zero, respectively. Annual estimated amortization expense, based on the Company’s intangible assets at December 31, 2006, is estimated to be approximately $46,000 in the fiscal years ending December 31, 2007 through 2011.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2006	2005
	(In thousands)

Payroll and related accruals	$3,785	$1,079
Other	2,390	1,508

	$6,175	$2,587

8.	Line of Credit

In July 2006, the Company terminated its existing $10.0 million committed, secured line of credit facility with Bank of the West and entered into a new $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The new credit agreement, which expires on August 31, 2008, may be used to fund the Company’s working capital requirements. Borrowings under this new agreement bear interest, at the Company’s option, either at the bank’s prime rate (8.25% at December 31, 2006) or LIBOR plus 1.50%. Under this credit facility, the Company had $873,000 outstanding in letters of credit at December 31, 2006. At December 31, 2006 there were no outstanding borrowings under this credit facility, and $19.1 million was available under the credit facility. The new credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to the Company’s financial condition, including requirements that the Company maintain a minimum net profit after tax and a minimum effective tangible net worth. At December 31, 2006 the Company was in compliance with all restrictive covenants.

9.	Commitments and Contingencies

Operating Leases — The Company leases certain office, warehouse and retail facilities under long-term operating lease agreements. Total rent expense for the years ended December 31, 2006, 2005 and 2004, was $1.1 million, $746,000 and $567,000, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of future minimum lease payments required under such leases as of December 31, 2006 (in thousands):

Year Ending December 31,

2007	$1,802
2008	2,666
2009	2,262
2010	1,968
2011	1,777
Thereafter	2,128

$12,603

On December 29, 2006, the Company entered into a lease agreement for an approximately 164,000 square foot distribution center located in Irvine, California. Pursuant to the terms of the lease agreement, the Company has agreed to lease the distribution center for an initial term of sixty months commencing in approximately September 2007. In addition, the Company has an option, subject to certain customary requirements, to renew the lease agreement for an additional sixty months. During the first thirty months and the last thirty months of the initial term, the base rental rate for the distribution center shall be approximately $94,000 and $110,000 per month, respectively. The base rental rate during the option term, if exercised, shall be at the fair market value, as agreed upon by the parties. In addition, the Company shall be responsible for its pro-rata share of certain operating expenses, including such items as property taxes, insurance and repairs, relating to the office project in which the distribution center is located.

Capital Leases — The Company has leased computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year, and expire at various dates through October 2009. The gross amount of capital lease assets was $483,000 at December 31, 2006 and 2005, and accumulated amortization was $314,000 and $241,000 at December 31, 2006 and 2005, respectively. Future commitments under capital lease obligations at December 31, 2006 are as follows (in thousands):

Year Ending December 31,

2007	$87
2008	76
2009	34

Total payments including interest	197
Less interest portion	(13)

Total principal payments remaining at December 31, 2006	$184

Current portion of capital lease obligation	$78
Long-term portion of capital lease obligation	106

Total capital lease obligation at December 31, 2006	$184

Professional Athlete Sponsorships — The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in skateboarding, snowboarding and surfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of December 31, 2006 (in thousands):

Year Ending December 31,

2007	$4,084
2008	1,840
2009	384

$6,308

The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under the Company’s existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the three-year period ending December 31, 2009, is approximately $1.9 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. SFAS No. 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. Prior to January 1, 2006, the Company had accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). Under the intrinsic value method required by APB No. 25, no compensation expense had been recognized related to employee stock options, as all options granted to employees had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company elected to adopt SFAS No. 123R using the “modified prospective method”. Under that method, compensation expense includes the amortization of the fair value of any unvested awards outstanding at January 1, 2006 and any new awards granted subsequent to January 1, 2006. The consolidated financial statements for periods prior to the adoption of SFAS No. 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for fiscal year 2005 and earlier years represents the cost of stock-based awards granted to nonemployees at fair value in accordance with the provisions of SFAS No. 123,

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the cost of restricted stock awards determined in accordance with APB No. 25. The Company also elected to use the simplified alternative method available under FSP No. 123R-3, which provides for calculating historical excess tax benefits (the APIC pool) under SFAS No. 123R for stock-based compensation awards.

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

During the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $812,000, or $490,000 net of tax, $178,000, or $131,000 net of tax, and $31,000 or $31,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $629,000 for the year ended December 31, 2006. The incremental stock-based compensation expense caused income before provision for income taxes to decrease by $629,000, net income to decrease by $379,000, and basic and diluted earnings per share to decrease by $0.02 per share.

In accordance with SFAS No. 123 as amended by SFAS No. 148, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. As there had been no stock-based compensation granted to employees during the year ended December 31, 2004, and all previous awards were fully vested prior to the year ended December 31, 2004, pro forma net income and net income per share under SFAS No. 123 equals net income and net income per share as presented for the year ended December 31, 2004. If the computed fair values of all stock-based compensation awards had been amortized to expense over the vesting period of the awards, net income

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts shown in the table below:

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statement of cash flows. For the year ended December 31, 2005, excess tax benefits of $2.8 million were generated from option exercises and increased cash provided from operating activities. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock-based compensation costs to be classified as financing cash flows. For the year ended December 31, 2006, excess tax benefits of $303,000 were generated from option exercises and increased cash provided from financing activities.

Stock Compensation Plans — In 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which authorized the Company to grant or issue options to purchase up to a total of 4,663,838 shares of the Company’s common stock. In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”) and replaced the 1996 Plan. A total of 2,300,000 shares of common stock are initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan will automatically increase on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of December 31, 2006, there were 2,162,756 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term.

A summary of the Company’s stock option activity under the Incentive Plan and the 1996 Plan is as follows:

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	576,000	$19.00	—	$—	116,596	$0.04
Granted	—	—	586,526	19.00	—	—
Exercised	(66,300)	19.00	(10,526)	19.00	(116,596)	0.04
Canceled or forfeited	(22,000)	19.00	—	—	—	—

Outstanding, end of year	487,700	$19.00	576,000	$19.00	—	$—

Options exercisable, end of year	214,900	$19.00	185,000	$19.00	—	$—

Weighted average fair value of options granted during the year		$—		$7.97		$—

Additional information regarding stock options outstanding as of December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
	Options	Life (yrs)	Price	Options	Price

$19.00	487,700	8.5	$19.00	214,900	$19.00

As of December 31, 2006, there was unrecognized compensation expense of $2.2 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.5 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $765,000, zero and zero, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $5.2 million and $2.3 million, respectively. Cash received from the exercise of stock options totaled $1.3 million, $200,000 and $5,000 for the years ended December 31, 2006, 2005 and 2004 respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.

Further information regarding stock options outstanding is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Unvested at January 1, 2006	366,000	$9.14
Granted	—	—
Vested	(71,200)	—
Canceled or forfeited	(22,000)	$9.14

Unvested at December 31, 2006	272,800	$9.14

As of December 31, 2006 the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 471,332 which had a weighted-average exercise price of $19.00. The remaining average

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining life of these options was 8.5 years and the aggregate intrinsic value was $5.0 million at December 31, 2006.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $132,000 and $55,000 was amortized to expense during the years ended December 31, 2006 and 2005, respectively.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a 5 year period. The total value of the restricted stock awards is $405,000, of which $55,000 was amortized to expense during the year ended December 31, 2006.

Restricted stock activity for the year ended December 31, 2006 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value

Outstanding restricted stock at January 1, 2006	20,000	$33.01
Granted	15,000	27.00
Vested	(4,000)	33.01
Canceled or forfeited	—	—

Outstanding restricted stock at December 31, 2006	31,000	$30.09

As of December 31, 2006, there was unrecognized compensation expense of $823,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.9 years.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2004, the Company entered into a contractual agreement with a service provider in exchange for services to be rendered over a five-year period. Under the terms of the contractual agreement, the service provider would receive the right to purchase $200,000 of the Company’s common stock at the initial public offering (“IPO”) price for a period of five years after an IPO. Alternatively, if the Company did not consummate an IPO, the service provider would receive the right to purchase $200,000 of the Company’s common stock based on a formula price intended to approximate the fair market value of the Company’s common stock. In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, due to the fact that a sufficient disincentive for nonperformance did not exist, and because the service provider’s performance was not complete, no measurement date existed for the award at that time. The Company was recording share-based compensation expense related to this award over the five-year vesting period based on the current fair value of the award as of each reporting period. The fair value of the award is calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant assumptions: expected life of 5 years; volatility of 103%; risk-free interest rate of 3.27%; and no dividends during the expected term. For the year ended December 31, 2004, the Company recorded $31,000 in share-based compensation expense related to this award. On June 29, 2005, in conjunction with the Company’s initial public offering, the service provider exercised the option and received 10,526 shares of the Company’s common stock. On June 29, 2005, upon the exercise of the award, the Company recorded $116,000 of share-based compensation which represented the unamortized portion of the fair value of the award.

Additionally, as part of the same agreement, the Company granted the service provider rights to receive a 25% ownership interest in the Volcom related entity that would own and operate a new retail store for the Company in Hawaii, if and when one is opened. As no plans existed to open a store in Hawaii and the award of the ownership interest was not probable, the Company did not record any compensation expense related to this right for the year ended December 31, 2005. In December 2006, as the Company began working to open a retail store in Hawaii, it became probable that this ownership award would occur. As such, the Company recorded a liability and compensation expense of $159,000 related to the fair value of this 25% ownership interest. In February 2007, this contractual agreement was amended whereby the grant to receive a 25% ownership interest in a Volcom related entity that would own and operate a new retail store in Hawaii was replaced in its entirety in exchange for a royalty on net sales of a specific retail store located in Waikiki, Hawaii. The Company will reduce the liability recorded as future royalties are earned. To the extent that future royalties under the new agreement exceed the amount of the liability recorded to date, the Company will record royalty expense on the new agreement in the period that it is incurred.

11.	Retirement Savings Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”) covering all eligible full-time employees over age 21 with six months of service. The Company’s contributions to the 401(k) Plan are made at the discretion of management. Contributions by the Company amounted to $67,000, $46,000 and $36,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

12.	Licensing

In addition to the Company’s licensing arrangements with investees in Europe and Australia described in Note 5, the Company has entered into licensing arrangements with independent licensees in Brazil, South Africa and Indonesia. Pursuant to the license agreements, the Company is paid a royalty based on a stated percentage of the net sales of its licensees.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 29, 2005, the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for 2004 and for the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in the consolidated financial statements for those periods. Subsequent to June 29, 2005, and for the years ended December 31, 2005 and 2006, the Company recorded a provision and liability for Federal and state income taxes as a C corporation. Upon the change in the Company’s tax status, the Company also established and recorded a net deferred tax asset of $0.4 million to reflect its deferred income taxes at the Company’s C corporation effective tax rate.

The provision for income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current	$20,903	$11,625	$364
Deferred	(1,983)	(1,150)	10

	$18,920	$10,475	$374

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, 2006 and 2005 is shown below. No reconciliation is required for the year ended December 31, 2004 as the Company was taxed as an S Corporation and no provision or liability for Federal income tax has been included in the Company’s consolidated financial statements for that period.

	Years Ended December 31,
	2006	2005

Provision for taxes at U.S. Federal statutory rate	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.8	4.1
Effect of S corporation tax status	—	(11.8)
Equity in earnings of investee	—	0.3
Foreign tax credit	(0.7)	—
Other	0.6	(1.1)

Effective income tax rate	39.7%	26.5%

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities are as follows at December 31:

	2006	2005
	(In thousands)

Deferred tax assets:
Accrued liabilities	$301	$173
State income taxes	1,198	568
Allowances for doubtful accounts and product returns	517	320
Foreign net operating losses	700	9
Other	364	58

Total deferred tax assets	3,080	1,128
Deferred tax liabilities:
Intangible assets	(67)	(98)

Total deferred tax liabilities	(67)	(98)

Net deferred tax assets	$3,013	$1,030

For the years ended December 31, 2006 and 2005, excess tax benefits from the exercise of stock options of $282,000 and $2.8 million, respectively, were recorded as an addition to paid-in capital.

The Company has a foreign net operating loss of approximately $2.6 million of which $935,000 expires in 2012 and the remaining $1.7 million does not expire as it carries forward indefinitely. The Company does not provide for U.S. Federal, state or additional foreign taxes on certain foreign earnings that management intends to permanently reinvest. For the year ended December 31, 2006, foreign earnings earmarked for permanent reinvestment totaled $103,000.

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

Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to the each product category are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Mens	$102,734	$87,254	$61,451
Girls	67,250	51,463	35,362
Snow	15,408	9,455	9,106
Boys	11,860	7,133	3,785
Other	3,934	1,411	897

Subtotal product categories	201,186	156,716	110,601
Licensing revenues	4,072	3,235	2,574

Total consolidated revenues	$205,258	$159,951	$113,175

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other includes revenues primarily relate to the Company’s Creedler slip-on shoes and sandals products, Volcom Entertainment, films and related accessories.

The table below summarizes product revenues by geographic regions attributed by customer location:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

United States	$157,581	$128,159	$93,812
Canada	23,925	15,774	8,155
Asia Pacific	7,225	6,622	5,174
Other	12,455	6,161	3,460

	$201,186	$156,716	$110,601

The table below summarizes identifiable assets by location:

	December 31, 2006	December 31, 2005
	(In thousands)

United States	$137,581	$110,137
Europe	12,167	1,244

	$149,748	$111,381

15.	Subsequent Event (Unaudited)

On February 7, 2007, the Company purchased real property on the North Shore of Oahu (the “Pipe House”) for $4.2 million in cash. The Pipe House will generally be used as a residence for the Company’s surf team riders during the winter surf season and for other Company marketing activities during the year.

16.	Pro Forma Information (Unaudited)

The pro forma unaudited income tax adjustments presented represent the estimated taxes which would have been reported had the Company been subject to Federal and state income taxes as a C corporation. The pro forma provision for income taxes differs from the statutory income tax rate due to the following:

	Year Ended December 31,
	2005	2004
	(In thousands)

Federal income taxes at the statutory rate	$13,818	$8,533
State income taxes — net of Federal benefit	2,268	1,401
Equity in earnings of investee	116	240
Other	21	4

Total pro forma income tax provision	$16,223	$10,178

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2006
Total revenues	$41,596	$46,051	$61,049	$56,562
Gross profit	21,522	22,914	30,908	26,677
Operating income	6,686	9,690	15,560	11,668
Net income	4,426	6,532	10,163	7,632
Net income per share, basic	$0.18	$0.27	$0.42	$0.31
Net income per share, diluted	$0.18	$0.27	$0.42	$0.31
Year ended December 31, 2005
Total revenues	$31,691	$35,853	$51,192	$41,215
Gross profit	16,407	18,697	26,110	20,105
Operating income	6,044	7,639	15,441	9,256
Net income	6,262	4,630	11,292	7,153
Net income per share, basic	$0.33	$0.24	$0.47	$0.30
Net income per share, diluted	$0.32	$0.24	$0.47	$0.29

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

Date: March 14, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard R. Woolcott Richard R. Woolcott	Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ Douglas P. Collier Douglas P. Collier	Chief Financial Officer (Principal Financial Officer)	March 14, 2007

/s/ René R. Woolcott René R. Woolcott	Chairman of Board of Directors	March 14, 2007

/s/ Douglas S. Ingram Douglas S. Ingram	Director	March 14, 2007

/s/ Anthony M. Palma Anthony M. Palma	Director	March 14, 2007

/s/ Joseph B. Tyson Joseph B. Tyson	Director	March 14, 2007

/s/ Carl W. Womack Carl W. Womack	Director	March 14, 2007

/s/ Kevin G. Wulff Kevin G. Wulff	Director	March 14, 2007

EXHIBIT INDEX

Number		Description

3	.1*	Restated Certificate of Incorporation of Volcom, Inc.
3	.2*	Amended and Restated Bylaws of Volcom, Inc.
3	.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.
4	.1*	Specimen Common Stock certificate.
10	.1*†	Form of Indemnification Agreement between Volcom and each of its directors and officers.
10.2		Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of July 20, 2006 (incorporated by reference in the Company’s Current Report on Form 8-K filed on July 24, 2006).
10	.3*	Lease dated as of May 19, 1999 by and between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue, Costa Mesa.
10	.4*	Form of 2005 Incentive Award Plan.
10	.5*	Form of Restricted Stock Award Grant Notice and Agreement.
10	.6*	Form of Stock Option Grant Notice and Agreement.
10	.7*	Software License Agreement by and between Innovative Systems, LLC and Volcom Stone Board Wear, Inc., made and effective September 1, 2002.
10.8		Real Estate Development Agreement dated May 5, 2006 between Volcom SAS and Société d’Equipement des Pays de l’Adour (English Translation) (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 9, 2006).
10.9		Amended and Restated 2005 Incentive Award Plan.
21.1		Subsidiaries of Volcom, Inc.
23.1		Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
31.1		Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)

†	All current directors and executive officers of Volcom, Inc. have entered into the Indemnity Agreement with Volcom, Inc.