Form 10-Q
period 2007-03-31
Volcom Inc
filed 2007-05-10
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
As of May 1, 2007, there were 24,325,170 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$88,968	$85,414
Accounts receivable — net of allowances of $1,946 (2007) and $1,323 (2006)	33,366	34,175
Inventories	11,160	13,185
Prepaid expenses and other current assets	2,376	1,383
Deferred income taxes	2,416	2,353

Total current assets	138,286	136,510

Property and equipment — net	17,618	11,527
Investments in unconsolidated investees	298	298
Deferred income taxes	667	660
Intangible assets — net	375	386
Goodwill	158	158
Other assets	275	209

Total assets	$157,677	$149,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,008	$8,764
Accrued expenses and other current liabilities	7,675	6,175
Income taxes payable	3,243	424
Current portion of capital lease obligations	79	78

Total current liabilities	17,005	15,441

Long-term capital lease obligations	85	106
Other long-term liabilities	203	204
Income taxes payable — noncurrent	126	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,319,920 (2007) and 24,295,420 (2006) shares issued and outstanding	24	24
Additional paid-in capital	87,624	86,773
Retained earnings	52,373	47,019
Accumulated other comprehensive income	237	181

Total stockholders’ equity	140,258	133,997

Total liabilities and stockholders’ equity	$157,677	$149,748

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product revenues	$49,425	$40,513
Licensing revenues	1,393	1,083

Total revenues	50,818	41,596
Cost of goods sold	24,411	20,074

Gross profit	26,407	21,522
Selling, general and administrative expenses	18,345	14,836

Operating income	8,062	6,686
Other income:
Interest income, net	1,081	737
Foreign currency gain	39	3

Total other income	1,120	740

Income before provision for income taxes	9,182	7,426
Provision for income taxes	3,700	3,000

Net income	$5,482	$4,426

Net income per share:
Basic	$0.23	$0.18
Diluted	$0.22	$0.18
Weighted average shares outstanding:
Basic	24,273,178	24,200,256
Diluted	24,374,647	24,312,946
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,482	$4,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533	310
Provision for doubtful accounts	146	42
Excess tax benefits related to exercise of stock options	(173)	(113)
Loss on disposal of property and equipment	15	8
Stock-based compensation	210	207
Deferred income taxes	(63)	—
Changes in operating assets and liabilities:
Accounts receivable	684	(1,493)
Inventories	2,032	3,161
Prepaid expenses and other current assets	(986)	520
Income taxes receivable/payable	2,993	2,913
Other assets	(66)	(10)
Accounts payable	(2,760)	(1,304)
Accrued expenses and other current liabilities	1,272	1,536
Other long-term liabilities	(4)	—

Net cash provided by operating activities	9,315	10,203

Cash flows from investing activities:
Purchase of property and equipment	(6,458)	(963)
Proceeds from sale of property and equipment	15	—

Net cash used in investing activities	(6,443)	(963)

Cash flows from financing activities:
Principal payments on capital lease obligations	(20)	(17)
Proceeds from exercise of stock options	465	374
Excess tax benefits related to exercise of stock options	173	113

Net cash provided by financing activities	618	470

Effect of exchange rate changes on cash	64	8

Net increase in cash and cash equivalents	3,554	9,718

Cash and cash equivalents — Beginning of period	85,414	71,712

Cash and cash equivalents — End of period	$88,968	$81,430

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7	$4
Income taxes	$770	$29
Supplemental disclosures of noncash investing and financing activities:
     For the three months ended March 31, 2007 and 2006, the Company accrued for $103,000 and $172,000 of property and equipment purchases, respectively.
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated balance sheet as of March 31, 2007, the consolidated statement of operations for the three months ended March 31, 2007 and 2006, and the consolidated statement of cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Note 2 — Stock-Based Compensation
     The Company accounts for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. The Company elected to adopt SFAS No. 123(R) using the “modified prospective method”. Under that method, compensation expense includes the amortization of the fair value of any unvested awards outstanding at January 1, 2006 and any new awards granted subsequent to January 1, 2006. The Company also elected to use the simplified alternative method available under FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP No. 123R-3”) for calculating historical excess tax benefits (the APIC pool) under SFAS No. 123(R) for stock-based compensation awards.
     The Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. As the Company is a relatively new public entity with limited historical data, certain assumptions used in the Black-Scholes option pricing model are based on historical data of comparable public companies or historical industry data. The expected option term is estimated based upon historical data on employee exercises and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards are amortized using the straight-line method over the vesting period.
     During the three months ended March 31, 2007 and 2006, the Company recognized approximately $210,000, or $125,000 net of tax, and $207,000, or $123,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.
     SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock compensation costs to be classified as financing cash flows. For the three months ended March 31, 2007 and 2006, excess tax benefits of $173,000 and $113,000, respectively, were generated from option exercises and increased cash provided by financing activities.
     Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”). A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increase on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of March 31, 2007, there were 2,648,665 shares available for issuance

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
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
     A summary of the Company’s stock option activity under the Incentive Plan for the three months ended March 31, 2007 is as follows:

		Weighted-
		Average	Weighted-Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at January 1, 2007	487,700	$19.00
Granted	—	—
Exercised	(24,500)	$19.00
Canceled or forfeited	—	—

Outstanding at March 31, 2007	463,200	$19.00	8.3 years

Exercisable at March 31, 2007	190,400	$19.00	8.3 years

     As of March 31, 2007, there was unrecognized compensation expense of $2.0 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.3 years. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $447,000 and $277,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $7.1 million and $2.9 million, respectively. Cash received from the exercise of stock options totaled $465,000 and $374,000 for the three months ended March 31, 2007 and 2006, respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.
     Additional information regarding stock options outstanding is as follows:

Weighted-
Average
	Number of	Grant-Date
	Options	Fair Value
Unvested at January 1, 2007	272,800	$9.14
Granted	—	—
Vested	—	—
Canceled or forfeited	—	—

Unvested at March 31, 2007	272,800	$9.14

     Additional information regarding stock options outstanding as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise price	Options	Life (yrs)	Price	Options	Price
$19.00	463,200	8.3	$19.00	190,400	$19.00

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     As of March 31, 2007 the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 446,832, which had a weighted-average exercise price of $19.00. The average remaining life of these options was 8.3 years and the aggregate intrinsic value was $6.9 million at March 31, 2007.
     Restricted Stock Awards — The Company’s Incentive Plan provides for awards of restricted shares of common stock. Restricted stock awards have time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period.
     In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $33,000 was amortized to expense during each of the three month periods ended March 31, 2007 and 2006.
     In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $20,000 and $4,000 was amortized to expense during the three months ended March 31, 2007 and 2006, respectively.
     Restricted stock activity for the three months ended March 31, 2007 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value
Outstanding restricted stock at January 1, 2007	31,000	$30.09
Granted	—	—
Vested	(1,500)	$34.65
Canceled or forfeited	—	—

Outstanding restricted stock at March 31, 2007	29,500	$29.86

     As of March 31, 2007, there was unrecognized compensation expense of $770,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.7 years.
     Nonemployee Share-Based Compensation — In January 2004, the Company entered into a contractual agreement with a service provider in exchange for services to be rendered over a five-year period. As part of this agreement, the Company granted the service provider rights to receive a 25% ownership interest in the Volcom related entity that would own and operate a new retail store for the Company in Hawaii, if and when one is opened. As no plans existed to open a store in Hawaii and the award of the ownership interest was not probable, the Company had not recorded any compensation expense related to this right until December 2006. In December 2006, as the Company began working to open a retail store in Hawaii, it became probable that this ownership award would occur. As such, the Company recorded a liability and compensation expense of $159,000 related to the fair value of this 25% ownership interest. In February 2007, this contractual agreement was amended whereby the grant to receive a 25% ownership interest in a Volcom related entity that would own and operate a new retail store in Hawaii was replaced in its entirety in exchange for a royalty on net sales of a specific retail store located in Waikiki, Hawaii. The Company will reduce the liability recorded as future royalties are earned. To the extent that future royalties under the new agreement exceed the amount of the liability recorded to date, the Company will record royalty expense on the new agreement in the period that it is incurred.
Note 3 — New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”), issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
beginning after December 15, 2006. As a result of the implementation of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 11 to the Condensed Consolidated Financial Statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial position or results of operations.
Note 4 — Inventories
     Inventories are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Finished goods	$10,798	$12,959
Work-in-process	187	41
Raw materials	175	185

	$11,160	$13,185

Note 5 — Property and Equipment
     Property and equipment are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Furniture and fixtures	$2,205	$1,869
Office equipment	1,357	1,180
Computer equipment	2,621	2,173
Leasehold improvements	1,287	1,241
Building	7,559	254
Land	4,723	1,750
Construction in progress	1,031	5,709

	20,783	14,176
Less accumulated depreciation	(3,165)	(2,649)

Property and equipment — net	$17,618	$11,527

     On May 5, 2006, the Company entered into a contract for the construction of its European headquarters in Anglet, France. The contract calls for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) facility for approximately 4.6 million Euros (approximately $6.1 million based on a 1 Euro to $1.3334 U.S. dollar exchange rate as of March 31, 2007). Construction on the facility was completed in February 2007. As of March 31, 2007, there were no remaining costs to be paid under the contract.
     The Company has applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.1 million based on a 1 Euro to $1.3334 U.S. dollar exchange rate as of March 31, 2007). Such grants will be paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of March 31,

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
2007, the Company has received approximately 322,000 Euros (approximately $429,000 based on a 1 Euro to $1.3334 U.S. dollar exchange rate as of March 31, 2007) with respect to such grants. The Company has recorded $223,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $206,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.
     On February 7, 2007, the Company purchased real property on the North Shore of Oahu (the “Pipe House”) for $4.2 million in cash. The Pipe House will generally be used as a residence for the Company’s surf team riders and for other Company marketing activities.
Note 6 — Investments in Unconsolidated Investees
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At March 31, 2007 and December 31, 2006, the Company’s investment in Volcom Australia was $298,000.
Note 7 —Intangible Assets
     Intangible assets are as follows:

	As of March 31, 2007		As of December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Customer relationships	$310	$44	$310	$36
Backlog	160	160	160	160
Non-compete agreements	40	6	40	5
Reacquired license rights	84	9	84	7

	$594	$219	$594	$208

     Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 6 months to 10 years with no residual values. Intangible amortization expense for the three months ended March 31, 2007 and 2006 was approximately $11,000 and $89,000, respectively. Annual amortization expense is estimated to be approximately $46,000 in the fiscal years ending December 31, 2007 through 2011.
Note 8 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Payroll and related accruals	$4,143	$3,785
Other	3,532	2,390

	$7,675	$6,175

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
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

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except share data)
Numerator — Net income	$5,482	$4,426

Denominator:
Weighted average common stock outstanding for basic earnings per share	24,273,178	24,200,256
Effect of dilutive securities:
Stock options and restricted stock	101,469	112,690

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,374,647	24,312,946

Note 11 — Income Taxes
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon the adoption of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     At March 31, 2007, the Company has $129,000 of total unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in any future periods. It is reasonably possible that a change in the unrecognized tax benefits could occur within the next 12 months. However, the Company anticipates that any change would not be significant and would not have a material impact on the consolidated statement of operations or consolidated balance sheet.
     The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2002. The Company is currently not undergoing an audit in any jurisdiction.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, the Company recorded $2,000 of interest and penalties, which is included in the $128,000 liability for unrecognized tax benefits noted above. During the three months ended March 31, 2007, the Company recognized approximately $1,000 of interest and penalties associated with uncertain tax positions.
     At March 31, 2007, the Company had $3,000 accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
Note 12 — Segment Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. The Company’s license agreement with Volcom Europe, the licensee of the Company’s products in France, expired on December 31, 2006. In anticipation of the expiration of this license agreement, the Company has recently established subsidiaries in France and Switzerland in order to take direct control of its European operations. Based on the nature of the financial information that is received by the chief operating decision maker, the Company now operates in two operating and reportable segments, the United States and Europe. The United States segment primarily includes revenues generated from customers in the United States, Canada, Asia Pacific and South America that are served by the Company’s United States operations, while the European segment primarily includes revenues generated from customers in Europe that are served by the Company’s European operations. All intercompany revenues and expenses are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Information related to the Company’s operating segments is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Total revenues:
United States	$49,214	$40,645
Europe	1,604	951

Consolidated	$50,818	$41,596

Gross profit:
United States	$25,678	$21,198
Europe	729	324

Consolidated	$26,407	$21,522

Operating income (loss):
United States	$9,839	$6,761
Europe	(1,777)	(75)

Consolidated	$8,062	$6,686

Identifiable assets:
United States	$145,154	$117,861
Europe	12,523	1,359

Consolidated	$157,677	$119,220

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Although the Company operates within two reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Mens	$24,672	$24,771
Girls	17,078	13,057
Snow	—	—
Boys	3,334	2,275
Footwear	2,114	—
Girls swim	1,720	—
Other	507	410

Subtotal product categories	49,425	40,513
Licensing revenues	1,393	1,083

Total revenues	$50,818	$41,596

     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.
     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
United States	$35,638	$30,507
Canada	8,109	5,950
Asia Pacific	1,546	1,413
Europe	1,604	951
Other	2,528	1,692

	$49,425	$40,513

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.
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
     We have recently launched new product extensions to complement our current product offerings. These new product extensions include a complete line of sandals and slip-on footwear, branded Creedlers; a complete collection of kids clothing for young boys ages 4 to 7; and a girls swimwear line. The Creedlers and kids line began shipping in December 2006, and the girls swimwear line began shipping in February 2007.
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of March 31, 2007, our customer base of retailers included approximately 1,350 accounts that operated approximately 3,900 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 12 distributors in countries not serviced by our licensees. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Europe, all of our sales are denominated in U.S. dollars.
     In Europe (through the distribution of the Spring 2007 line), Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in over 1,000 store locations in Europe, approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. We have established our own operations in Europe in the anticipation of the expiration of our licensing agreement with our European licensee, which expired on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our ex-European licensee), Volcom Europe will produce and distribute the Spring 2007 Volcom line in Europe and pay us our same royalty rate as required under the license agreement. We expect to experience a decrease in our licensing revenues after Volcom Europe distributes the Spring 2007 line in Europe and an increase in our selling, general and administrative expense while we build the necessary infrastructure and hire employees to establish our own operations in Europe. However, we anticipate our product revenues will begin to increase in Europe in the second half of 2007 once we begin to recognize revenue from the direct sale of our products in this territory.
     As part of our strategy to take direct control of our European operations, we have recently completed the construction of our European headquarters in Anglet, France, delivered samples to the sales team for use in their meetings with customer accounts and we are continually building the necessary infrastructure to support these European operations. Our current European team consists of 48 employees made up of design, production, sales, information technology, and management positions. In February 2007, we completed the construction of our European headquarters in Anglet, France. The construction contract called for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) office and distribution facility for 4.6 million Euros (approximately $6.1 million based on a 1 Euro to $1.3334 U.S. dollar exchange rate as of March 31, 2007). We have applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.1 million based on a 1 Euro to $1.3334 U.S. dollar exchange rate as of March 31, 2007). Such grants will be paid to us at various times during and after our European headquarters construction period and generally require us to maintain and operate our European headquarters for five years. As of March 31, 2007, we have received approximately 322,000 Euros (approximately $429,000 based on a 1 Euro to $1.3334 U.S. dollar exchange rate as of March 31, 2007) with respect to such grants. We also acquired Welcom Distribution SARL, or Welcom, the distributor of Volcom branded products in Switzerland, during October 2005.
     Our revenues increased from $57.1 million in 2002 to $205.3 million in 2006. Our revenues were $50.8 million for the three months ended March 31, 2007, an increase of $9.2 million, or 22.2%, compared to $41.6 million for the three months ended March 31, 2006. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product. Further, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.
     Sales to Pacific Sunwear increased 9%, or $0.9 million, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. However, we may see sales to Pacific Sunwear decline, and we currently expect a mid-single digit decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to pre-season orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.
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
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 31.7% in 2002 to 28.5% in 2006. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 35.6% for the three months ended March 31, 2006 to 36.1% for the three months ended March 31, 2007. This increase was primarily due to the hiring of additional personnel as we develop our infrastructure domestically and abroad and costs related to the transition of our European operations from a licensee model to direct control without obtaining any revenue to offset or leverage the additional expenses.
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

Inventories
     We value inventories at the lower of the cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:
•	changes in consumer preferences;

•	unseasonable weather; and

•	weakened economic conditions.
     Some events, including terrorist acts or threats and trade restrictions and safeguards, could also interrupt the production and importation of our products or otherwise increase the cost of our products. As a result, our operations and financial performance could be negatively affected. Additionally, our estimates of product demand and market value could be inaccurate, which could result in excess and obsolete inventory.
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
Income Taxes
     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.
     We record a provision and liability for Federal and state income taxes using an annual effective tax rate. Deferred income taxes are recorded at our effective tax rate. Management’s judgment is required in assessing the realizability of our deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets that had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
Stock-Based Compensation
     Since January 1, 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Foreign Currency Translation
     Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. As a result, we are exposed to transaction gains and losses that result from movements in foreign currency exchange rates. As our Canadian sales, accounts receivable, accounts payable and cash balances have historically been a small portion of our revenues, assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations, and therefore we are exposed to foreign currency risk. Changes in our assets and liabilities that are denominated in Canadian dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations.
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
General
     Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on product sales by our international licensees in Europe, Australia, Indonesia, South Africa and Brazil.
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
Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months
	Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of goods sold	48.0	48.3

Gross profit	52.0	51.7
Selling, general and administrative expenses	36.1	35.6

Operating income	15.9	16.1
Other income (expense)	2.2	1.8

Income before provision for income taxes	18.1	17.9
Provision for income taxes	7.3	7.3

Net income	10.8	10.6

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenues
     Revenues were $50.8 million for the three months ended March 31, 2007, an increase of $9.2 million, or 22.2%, compared to $41.6 million for the three months ended March 31, 2006. Revenues from our top five customers were $18.9 million for the three months ended March 31, 2007, an increase of $2.4 million, or 14.8%, compared to $16.5 million for the three months ended March 31, 2006, with Pacific Sunwear accounting for $0.9 million of the $2.4 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $49.4 million for the three months ended March 31, 2007, an increase of $8.9 million, or 22.0%, compared to $40.5 million for the three months ended March 31, 2006. Of the $8.9 million increase in product revenues, increases in girls products and boys products accounted for $5.1 million of that increase. Revenues from girls products increased $4.0 million, or 30.8%, to $17.1 million for the three months ended March 31, 2007 compared to $13.1 million for the three months ended March 31, 2006 and revenues from boys products, which includes our new line of kids clothing for young boys ages 4 to 7, increased $1.1 million , or 46.5% to $3.3 million for the three months ended March 31, 2007 compared to $2.2 million for the three months ended March 31, 2006. Revenues from our recently introduced Creedler footwear line and girls swim line were $2.1 million and $1.7 million, respectively, for the three months ended March 31, 2007 compared to zero and zero, respectively, for the three months ended March 31, 2006. Revenues from mens products decreased $0.1 million, or 0.4%, to $24.7 million for the three months ended March 31, 2007 compared to $24.8 million for the three months ended March 31, 2006. This decrease is solely due a decrease in sales of mens products to Pacific Sunwear.
     Licensing revenues increased 28.6% to $1.4 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31, 2006. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $35.6 million, or 72.1% of our product revenues for the three months ended March 31, 2007, compared to $30.5 million, or 75.3% of our product revenues for the three months ended March 31, 2006. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $13.8 million, or 27.9% of our product revenues, for the three months ended March 31, 2007 compared to $10.0 million, or 24.7% of our product revenues, for the three months ended March 31, 2006.
Gross Profit
     Gross profit increased $4.9 million, or 22.7%, to $26.4 million for the three months ended March 31, 2007 compared to $21.5 million for the three months ended March 31, 2006. Gross profit as a percentage of revenues, or gross margin, increased 0.3% to 52.0% for the three months ended March 31, 2007 compared to 51.7% for the three months ended March 31, 2006. Gross margin related specifically to product revenues increased 0.1% to 50.6% for the three months ended March 31, 2007 compared to 50.5% for the three months ended March 31, 2006. The gross margin remained relatively consistent as there were no unexpected changes to the quota system agreed to in November 2005 by the United States of America and China, where many of our products are manufactured.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $3.5 million, or 23.6%, to $18.3 million for the three months ended March 31, 2007 compared to $14.8 million for the three months ended March 31, 2006. The increase in absolute dollars was due primarily to increased expenses of $2.0 million related to the transition of our European operations from a licensee model to direct control, increased payroll and payroll-related expenses of $1.1 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $0.3 million resulting from our increased product revenues, increased depreciation and amortization expense of $0.2 million, and an increase of $0.8 million in various other expense categories. The above increases are offset by decreased advertising costs of $0.9 million. As a percentage of revenues, selling, general and administrative expenses increased to 36.1% for the three months ended March 31, 2007 from 35.6% for the three months ended March 31, 2006, which is due primarily to the factors mentioned above.
Operating Income
     As a result of the factors above, operating income for the three months ended March 31, 2007 increased $1.4 million to $8.1 million compared to $6.7 million for the three months ended March 31, 2006. Operating income as a percentage of revenue decreased to 15.9% for the three months ended March 31, 2007 from 16.1% for the three months ended March 31, 2006.
Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended March 31, 2007 and 2006 was $1.1 million and $0.7 million, respectively. This increase in interest income was due to higher interest returns on invested cash. Foreign currency gain increased to $39,000 for the three months ended March 31, 2007 compared to $3,000 for the three months ended March 31, 2006 due primarily to fluctuations in the Canadian exchange rate.
Provision for Income Taxes
     We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.
     We have computed our provision for income taxes for the three months ended March 31, 2007 using an estimated effective annual tax rate of 40.3%. The provision for income taxes increased $0.7 million to $3.7 million for the three months ended March 31, 2007 compared to $3.0 million for the three months ended March 31, 2006.
Net Income
     As a result of the factors above, net income increased $1.1 million, or 23.8%, to $5.5 million for the three months ended March 31, 2007 from $4.4 million for the three months ended March 31, 2006.
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

     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Cash and cash equivalents at beginning of period	$85,414	$71,712
Cash flow from operating activities	9,315	10,203
Cash flow from investing activities	(6,443)	(963)
Cash flow from financing activities	618	470
Effect of exchange rate on cash	64	8

Cash and cash equivalents at end of period	$88,968	$81,430

     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the three months ended March 31, 2007 and 2006, cash from operating activities was $9.3 million and $10.2 million, respectively. The $0.9 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$(1,724)	Decrease in cash flows from accounts payable, accrued expenses and other long-term liabilities due to timing of payments and increased payroll accruals and other liabilities.
(1,506)	Decrease in cash flows due to an increase in prepaid expenses and other assets.
(1,129)	Decrease in cash flows due to a slower rate of decrease in our inventory levels between periods.
2,177	Increase in cash flows from accounts receivable due to the timing of sales and collections.
1,056	Increase in net income.
330	Increase in non-cash depreciation, provision for doubtful accounts and stock-based compensation.
(92)	Net decrease in cash flows from all other operating activities.

$(888)	Total

     Cash used in investing activities was $6.4 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in investing activities was primarily due to payments for the construction of our European headquarters in Anglet, France, the purchase of real property on the North Shore of Oahu (the “Pipe House”) for $4.2 million and the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.
     Cash provided by financing activities was $0.6 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively, and is primarily due to the proceeds and excess tax benefits related to the exercise of stock options.
     We currently have no material cash commitments, except our normal recurring trade payables, expense accruals, operating leases, capital leases, and athlete endorsement agreements. We believe that our cash and cash equivalents, cash received from our initial public offering, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Credit Facilities
     In July 2006, we entered into a $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (8.25% at March 31, 2007) or LIBOR plus 1.50%. Under this credit facility, we had $1.2 million outstanding in letters of credit at March 31, 2007. At March 31, 2007 there were no outstanding borrowings under this credit facility, and $18.8 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At March 31, 2007, we were in compliance with all restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of March 31, 2007. The following table summarizes, as of March 31, 2007, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Apr. 1 -
	Total	Dec. 31, 2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$12,289	$1,488	$2,666	$2,262	$1,968	$1,777	$2,128
Capital lease obligations	175	65	76	34	—	—	—
Professional athlete sponsorships	5,295	3,072	1,839	384		—	—
Contractual letters of credit	1,150	1,150	—	—	—	—	—

Total	$18,909	$5,775	$4,581	$2,680	$1,968	$1,777	$2,128

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
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five year period ending March 31, 2012, is approximately $1.9 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
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
Vulnerability Due to Concentrations
     As of March 31, 2007, our customer base of retailers located in the United States, Canada and South America included approximately 1,350 accounts that operate approximately 3,900 store locations and 12 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 26% of our product revenues in 2006 and approximately 21% of our product revenues for the three months ended March 31, 2007. No other customer accounted for more than 10% of our product revenues in 2007 or 2006.
     Sales to Pacific Sunwear increased 9.3%, or $0.9 million, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. However, we may see sales to Pacific Sunwear decline, and we currently expect a mid-single digit decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2006, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and five domestic screen printers. Purchases from Ningbo Jehson Textiles and Dragon Crowd totaled approximately 12% and 15%, respectively, of our product costs in 2006, and approximately 20% and 15%, respectively, of our product costs for the three months ended March 31, 2007.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 11 to the Condensed Consolidated Financial Statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the three months ended March 31, 2007 and March 31, 2006, we derived 16.4% and 14.7%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.
     As our Canadian accounts receivable, accounts payable and cash balances represent a small portion of our total assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. We may enter into future transactions in order to hedge our exposure to foreign currencies.
     A small portion of our sales have been made by our subsidiaries located in Switzerland and France, where we operate with the Swiss Franc and Euro, respectively, as our functional currency. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
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
Interest Rate Risk
     We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at March 31, 2007. The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (8.25% at March 31, 2007) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2006, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Volcom have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
     Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
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
Item 1A. Risk Factors.
     Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, or which are otherwise made by us or on our behalf, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

If we are unable to successfully implement our new distribution center and warehouse management system, our financial condition could be materially affected.
     In January 2006, we announced the lease of an approximate 164,000 square foot distribution center located in Irvine, California. We are also currently implementing a more automated warehouse management system in the new distribution center than what exists in our current distribution center. The move from our current distribution center located at our headquarters to our new off-site distribution center and the implementation of the new warehouse management system could affect our ability to make on-time deliveries of the correct product to retailers during the fourth quarter of 2007 and the first quarter of 2008. If we are unable to deliver the correct products on-time to our retailers, our financial results could be materially affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not sell any unregistered equity securities or purchase any of our securities during the period ended March 31, 2007.
     We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, and $5.1 million for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.
Date: May 9, 2007	/s/ Douglas P. Collier
Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002