Form 10-Q
period 2007-06-30
Volcom Inc
filed 2007-08-09
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 1, 2007, there were 24,338,920 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$84,933	$85,414
Accounts receivable — net of allowances of $2,099 (2007) and $1,323 (2006)	41,282	34,175
Inventories	19,387	13,185
Prepaid expenses and other current assets	1,776	1,383
Income taxes receivable	22	—
Deferred income taxes	2,508	2,353

Total current assets	149,908	136,510

Property and equipment — net	20,383	11,527
Investments in unconsolidated investees	298	298
Deferred income taxes	675	660
Intangible assets — net	361	386
Goodwill	158	158
Other assets	236	209

Total assets	$172,019	$149,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,992	$8,764
Accrued expenses and other current liabilities	7,452	6,175
Income taxes payable	—	424
Current portion of capital lease obligations	80	78

Total current liabilities	24,524	15,441

Long-term capital lease obligations	65	106
Other long-term liabilities	195	204
Income taxes payable — noncurrent	129	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,333,420 (2007) and 24,295,420 (2006) shares issued and outstanding	24	24
Additional paid-in capital	88,233	86,773
Retained earnings	58,593	47,019
Accumulated other comprehensive income	256	181

Total stockholders’ equity	147,106	133,997

Total liabilities and stockholders’ equity	$172,019	$149,748

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$56,901	$45,492	$106,326	$86,005
Licensing revenues	780	559	2,173	1,642

Total revenues	57,681	46,051	108,499	87,647
Cost of goods sold	29,888	23,137	54,299	43,211

Gross profit	27,793	22,914	54,200	44,436
Selling, general and administrative expenses	18,944	13,224	37,289	28,060

Operating income	8,849	9,690	16,911	16,376
Other income:
Interest income, net	1,057	977	2,139	1,715
Dividend income from cost method investee	—	3	—	3
Foreign currency gain	493	259	531	262

Total other income	1,550	1,239	2,670	1,980

Income before provision for income taxes	10,399	10,929	19,581	18,356
Provision for income taxes	4,179	4,397	7,879	7,398

Net income	$6,220	$6,532	$11,702	$10,958

Net income per share:
Basic	$0.25	$0.27	$0.48	$0.45
Diluted	$0.25	$0.27	$0.48	$0.45
Weighted average shares outstanding:
Basic	24,297,839	24,214,523	24,285,874	24,207,537
Diluted	24,436,998	24,310,679	24,406,187	24,311,960
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,702	$10,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,206	630
Provision for doubtful accounts	437	76
Excess tax benefits related to exercise of stock options	(293)	(124)
Loss on disposal of property and equipment	16	8
Stock-based compensation	441	399
Deferred income taxes	(155)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,488)	(8,416)
Inventories	(6,122)	(341)
Prepaid expenses and other current assets	(386)	255
Income taxes receivable/payable	(148)	2,049
Other assets	(27)	(117)
Accounts payable	8,133	5,407
Accrued expenses and other current liabilities	641	3,081
Other long-term liabilities	(15)	—

Net cash provided by operating activities	7,942	13,865

Cash flows from investing activities:
Purchase of property and equipment	(9,735)	(2,611)
Acquisition, net of cash required	—	(168)
Proceeds from sale of property and equipment	15	—

Net cash used in investing activities	(9,720)	(2,779)

Cash flows from financing activities:
Principal payments on capital lease obligations	(39)	(35)
Cash received from government grants	112	—
Proceeds from exercise of stock options	722	411
Excess tax benefits related to exercise of stock options	293	124

Net cash provided by financing activities	1,088	500

Effect of exchange rate changes on cash	209	38

Net (decrease)/increase in cash and cash equivalents	(481)	11,624

Cash and cash equivalents — Beginning of period	85,414	71,712

Cash and cash equivalents — End of period	$84,933	$83,336

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$8
Income taxes	$8,181	$5,304
Supplemental disclosures of noncash investing and financing activities:
     At June 30, 2007 and 2006, the Company accrued for $311,000 and $64,000 of property and equipment purchases, respectively.
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     The Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. The expected option term is estimated based upon historical data on employee exercises and management’s expectation of exercise behavior. For options granted concurrently with the Company’s initial public offering of common stock, the expected volatility of the Company’s stock price was based upon the historical volatility of similar entities whose share prices were publicly available. For options granted subsequent to the Company’s offering, expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.
     During the six months ended June 30, 2007 and 2006, the Company recognized approximately $441,000, or $264,000 net of tax, and $399,000, or $238,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.
     SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock compensation costs to be classified as financing cash flows. For the six months ended June 30, 2007 and 2006, excess tax benefits of $293,000 and $124,000, respectively, were generated from option exercises and increased cash provided by financing activities.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increase on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of June 30, 2007, there were 2,638,665 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
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
     In May 2007, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each member of the Company’s Board of Directors (10,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vest one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 2.0 years; volatility of 55.7%; risk-free interest rate of 4.68%; and no dividends during the expected term.
     A summary of the Company’s stock option activity under the Incentive Plan for the six months ended June 30, 2007 is as follows:

		Weighted-
		Average	Weighted-Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at January 1, 2007	487,700	$19.00
Granted	10,000	$42.07
Exercised	(38,000)	$19.00
Canceled or forfeited	(1,200)	$19.00

Outstanding at June 30, 2007	458,500	$19.50	8.0 years

Exercisable at June 30, 2007	244,800	$19.00	8.0 years

     As of June 30, 2007, there was unrecognized compensation expense of $2.0 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.9 years. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $743,000 and $305,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $14.0 million and $7.6 million, respectively. Cash received from the exercise of stock options totaled $722,000 and $411,000 for the six months ended June 30, 2007 and 2006, respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Additional information regarding stock options outstanding is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value
Unvested at January 1, 2007	272,800	$9.14
Granted	10,000	14.25
Vested	(67,900)	9.14
Canceled or forfeited	(1,200)	9.14

Unvested at June 30, 2007	213,700	$9.38

     Additional information regarding stock options outstanding as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise price	Options	Life (yrs)	Price	Options	Price
$19.00	448,500	8.0	$19.00	244,800	$19.00
$42.07	10,000	9.9	$42.07	—	—
      As of June 30, 2007, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 446,278, which had a weighted-average exercise price of $19.52. The average remaining life of these options was 8.0 years and the aggregate intrinsic value was $13.7 million at June 30, 2007.
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
     In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $66,000 was amortized to expense during each of the six month periods ended June 30, 2007 and 2006.
     In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $41,000 and $17,000 was amortized to expense during the six months ended June 30, 2007 and 2006, respectively.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Restricted stock activity for the six months ended June 30, 2007 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value
Outstanding restricted stock at January 1, 2007	31,000	$30.09
Granted	—	—
Vested	(1,500)	$34.65
Canceled or forfeited	—	—

Outstanding restricted stock at June 30, 2007	29,500	$29.86

     As of June 30, 2007, there was unrecognized compensation expense of $716,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.4 years.
Note 3 — New Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 11 to the Condensed Consolidated Financial Statements.
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
     Note 4 — Inventories
     Inventories are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$19,038	$12,959
Work-in-process	134	41
Raw materials	215	185

	$19,387	$13,185

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
Note 5 — Property and Equipment
     Property and equipment are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Furniture and fixtures	$2,794	$1,869
Office equipment	2,264	1,180
Computer equipment	2,830	2,173
Leasehold improvements	2,226	1,241
Building	7,070	254
Land	4,723	1,750
Construction in progress	2,287	5,709

	24,194	14,176
Less accumulated depreciation	(3,811)	(2,649)

Property and equipment — net	$20,383	$11,527

     In February 2007, the Company completed the construction of its European headquarters in Anglet, France. Costs incurred related to such construction totaled approximately 4.6 million Euros (approximately $6.2 million based on a 1 Euro to $1.3475 U.S. dollar exchange rate as of June 30, 2007).
     The Company has applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.1 million based on a 1 Euro to $1.3475 U.S. dollar exchange rate as of June 30, 2007). Such grants will be paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of June 30, 2007, the Company has received approximately 406,000 Euros (approximately $547,000 based on a 1 Euro to $1.3475 U.S. dollar exchange rate as of June 30, 2007) with respect to such grants. The Company has recorded $338,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $209,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.
     On February 7, 2007, the Company purchased real property on the North Shore of Oahu (the “Pipe House”) for $4.2 million in cash. The Pipe House will generally be used as a residence for the Company’s surf team riders and for other Company marketing activities.
Note 6 — Investments in Unconsolidated Investees
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At June 30, 2007 and December 31, 2006, the Company’s investment in Volcom Australia was $298,000.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
Note 7 —Intangible Assets
     Intangible assets are as follows:

	As of June 30, 2007		As of December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Customer relationships	$307	$51	$310	$36
Backlog	159	159	160	160
Non-compete agreements	40	7	40	5
Reacquired license rights	84	12	84	7

	$590	$229	$594	$208

     Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 6 months to 10 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the six months ended June 30, 2007 and 2006 was approximately $23,000 and $125,000, respectively. Annual amortization expense is estimated to be approximately $46,000 in the fiscal years ending December 31, 2007 through 2011.
Note 8 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Payroll and related accruals	$4,262	$3,785
Other	3,190	2,390

	$7,452	$6,175

Note 9 — Commitments and Contingencies
     Litigation — The Company is involved from time to time in litigation incidental to its business. In the opinion of management, the resolution of any such matter currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
     Indemnities and Guarantees — During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the Company could be obligated to make. The Company has not been required to record nor has it recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands, except share data)
Numerator — Net income	$6,220	$6,532	$11,702	$10,958

Denominator: Weighted average common stock outstanding for basic earnings per share	24,297,839	24,214,523	24,285,874	24,207,537
Effect of dilutive securities:
Stock options and restricted stock	139,159	96,156	120,313	104,423

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,436,998	24,310,679	24,406,187	24,311,960

     For the three and six months ended June 30, 2007, stock options of 10,000 were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.
Note 11 — Income Taxes
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon the adoption of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     At June 30, 2007, the Company has $132,000 of total unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in any future periods. It is reasonably possible that a change in the unrecognized tax benefits could occur within the next 12 months. However, the Company anticipates that any change would not be significant and would not have a material impact on the consolidated statement of operations or consolidated balance sheet.
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
     The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, the Company recorded $2,000 of interest and penalties, which is included in the $128,000 liability for unrecognized tax benefits noted above. During the six months ended June 30, 2007, the Company recognized approximately $4,000 of interest and penalties associated with uncertain tax positions.
     At June 30, 2007, the Company had $6,000 accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Information related to the Company’s operating segments is as follows:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Total revenues:
United States	$55,205	$45,613
Europe	2,476	438

Consolidated	$57,681	$46,051

Gross profit:
United States	$27,296	$22,810
Europe	497	104

Consolidated	$27,793	$22,914

Operating income (loss):
United States	$11,301	$10,032
Europe	(2,452)	(342)

Consolidated	$8,849	$9,690

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Total revenues:
United States	$104,419	$86,258
Europe	4,080	1,389

Consolidated	$108,499	$87,647

Gross profit:
United States	$52,974	$44,008
Europe	1,226	428

Consolidated	$54,200	$44,436

Operating income (loss):
United States	$21,140	$16,793
Europe	(4,229)	(417)

Consolidated	$16,911	$16,376

Identifiable assets:
United States	$148,306	$130,541
Europe	23,713	2,971

Consolidated	$172,019	$133,512

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Although the Company operates within two reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Mens	$28,810	$25,380	$53,482	$50,151
Girls	20,313	16,447	37,390	29,504
Snow	528	2	528	2
Boys	4,043	3,111	7,377	5,387
Footwear	1,689	—	3,803	—
Girls swim	930	—	2,650	—
Other	588	552	1,096	961

Subtotal product categories	56,901	45,492	106,326	86,005
Licensing revenues	780	559	2,173	1,642

Total revenues	$57,681	$46,051	$108,499	$87,647

     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.
     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
United States	$42,968	$36,802	$78,605	$67,309
Canada	6,547	5,341	14,656	11,291
Asia Pacific	1,582	1,087	3,129	2,504
Europe	2,476	438	4,080	1,390
Other	3,328	1,824	5,856	3,511

	$56,901	$45,492	$106,326	$86,005

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
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of June 30, 2007, our customer base of retailers included approximately 1,350 accounts that operated approximately 3,900 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 12 distributors in countries not serviced by our licensees. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Europe, all of our sales are denominated in U.S. dollars.
     In Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. Our license agreement with our European licensee expired on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our ex-European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. In anticipation of the expiration of our license agreement with Volcom Europe, we have established our own operations in Europe in order to take direct control of the Volcom brand in Europe. Going forward, we expect to experience a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we continue to build the necessary infrastructure and hire employees to further establish our own operations in Europe. However, we anticipate our product revenues will begin to increase in Europe in the second half of 2007 once we begin to recognize revenue from the direct sale of our products in this territory.
     As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007, delivered samples to the European sales team for use in their meetings with customer accounts, shipped our first product to key territories in Europe, and we continue to build the necessary infrastructure to support these European operations. Our current European team consists of 71 employees made up of design, production, sales, information technology and management positions.
     Our revenues increased from $57.1 million in 2002 to $205.3 million in 2006. Our revenues were $108.5 million for the six months ended June 30, 2007, an increase of $20.9 million, or 23.8%, compared to $87.6 million for the six months ended June 30, 2006. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In June 2007, we began direct distribution of our Fall 2007 product line in Europe, which contributed to our increase in sales. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product. Further, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.
     Sales to Pacific Sunwear increased 4.3%, or $1.0 million, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. However, we may see sales to Pacific Sunwear decline, and we currently expect a mid-single digit decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
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
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 31.7% in 2002 to 28.5% in 2006. This decrease was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 32.0% for the six months ended June 30, 2006 to 34.4% for the six months ended June 30, 2007. This increase was primarily due to the hiring of additional personnel as we develop our infrastructure domestically and abroad and costs related to the transition of our European operations from a licensee model to a direct control model without obtaining revenue to offset or leverage the additional expenses.
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
     Some events, including terrorist acts or threats and trade restrictions and safeguards, could also interrupt the production and importation of our products or otherwise increase the cost of our products. As a result, our operations and financial performance could be negatively affected. Additionally, our estimates of product demand and market value could be inaccurate, which could result in excess or obsolete inventory.
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
General
     Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on product sales by our international licensees in Europe (through delivery of our Spring 2007 line), Australia, Indonesia, South Africa and Brazil.
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

Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.8	50.2	50.0	49.3

Gross profit	48.2	49.8	50.0	50.7
Selling, general and administrative expenses	32.9	28.8	34.4	32.0

Operating income	15.3	21.0	15.6	18.7
Other income	2.7	2.7	2.5	2.2

Income before provision for income taxes	18.0	23.7	18.1	20.9
Provision for income taxes	7.2	9.5	7.3	8.4

Net income	10.8%	14.2%	10.8%	12.5%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues
     Revenues were $57.7 million for the three months ended June 30, 2007, an increase of $11.6 million, or 25.3%, compared to $46.1 million for the three months ended June 30, 2006. Revenues from our top five customers were $23.8 million for the three months ended June 30, 2007, an increase of $1.9 million, or 8.8%, compared to $21.9 million for the three months ended June 30, 2006, with Pacific Sunwear accounting for $0.1 million of the $1.9 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In June 2007, we began direct distribution of our Fall 2007 product line in Europe, which contributed to our increase in sales. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $56.9 million for the three months ended June 30, 2007, an increase of $11.4 million, or 25.1%, compared to $45.5 million for the three months ended June 30, 2006. Of the $11.4 million increase in product revenues, increases in mens products and girls products accounted for $7.3 million of that increase. Revenues from mens products increased $3.4 million, or 13.5%, to $28.8 million for the three months ended June 30, 2007 compared to $25.4 million for the three months ended June 30, 2006 and girls products increased $3.9 million, or 23.5%, to $20.3 million for the three months ended June 30, 2007 compared to $16.4 million for the three months ended June 30, 2006. Revenues from boys products, which includes our new line of kids clothing for young boys ages 4 to 7, increased $0.9 million, or 30.0%, to $4.0 million for the three months ended June 30, 2007 compared to $3.1 million for the three months ended June 30, 2006. Revenues from our recently introduced Creedler footwear line and girls swim line were $1.7 million and $0.9 million, respectively, for the three months ended June 30, 2007. There were no sales of these product lines during the three months ended June 30, 2006.
     Licensing revenues increased 39.6% to $0.8 million for the three months ended June 30, 2007 from $0.6 million for the three months ended June 30, 2006. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.

     Product revenues in the United States were $43.0 million, or 75.5% of our product revenues for the three months ended June 30, 2007, compared to $36.8 million, or 80.9% of our product revenues for the three months ended June 30, 2006. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Europe and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $13.9 million, or 24.5% of our product revenues, for the three months ended June 30, 2007 compared to $8.7 million, or 19.1% of our product revenues, for the three months ended June 30, 2006.
Gross Profit
     Gross profit increased $4.9 million, or 21.3%, to $27.8 million for the three months ended June 30, 2007 compared to $22.9 million for the three months ended June 30, 2006. Gross profit as a percentage of revenues, or gross margin, decreased 1.6% to 48.2% for the three months ended June 30, 2007 compared to 49.8% for the three months ended June 30, 2006. Gross margin related specifically to product revenues decreased 1.6% to 47.5% for the three months ended June 30, 2007 compared to 49.1% for the three months ended June 30, 2006. The gross margin decreased primarily due to shipping samples to the European sales teams and distributors at very low gross margins. We expect that the gross margin effect of European samples will normalize for the third and fourth quarter of 2007 once we generate sales at full-price margins to off-set the low margins on sample products.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $5.7 million, or 43.3%, to $18.9 million for the three months ended June 30, 2007 compared to $13.2 million for the three months ended June 30, 2006. The increase in absolute dollars was due primarily to increased expenses of $2.1 million related to the transition of our European operations from a licensee model to a direct control model. We also had increased advertising and marketing expenses of $1.3 million, increased payroll and payroll-related expenses of $1.2 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $0.2 million resulting from our increased product revenues, increased depreciation and amortization expense of $0.2 million, increased rent expense of $0.2 million and a net increase of $0.5 million in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 32.9% for the three months ended June 30, 2007 from 28.8% for the three months ended June 30, 2006, which was due primarily to the factors mentioned above. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad; however, as our revenues in Europe increase, we believe that our selling, general and administrative expenses will decrease as a percentage of overall sales.
Operating Income
     As a result of the factors above, operating income for the three months ended June 30, 2007 decreased $0.9 million to $8.8 million compared to $9.7 million for the three months ended June 30, 2006. Operating income as a percentage of revenue decreased to 15.3% for the three months ended June 30, 2007 from 21.0% for the three months ended June 30, 2006.
Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended June 30, 2007 and 2006 was $1.1 million and $1.0 million, respectively. This increase in interest income was due to higher interest returns on invested cash. Foreign currency gain increased to $0.5 million for the three months ended June 30, 2007 compared to $0.3 million for the three months ended June 30, 2006 due primarily to fluctuations in the Canadian exchange rate.
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

     We have computed our provision for income taxes for the three months ended June 30, 2007 using an estimated effective annual tax rate of 40.2%. The provision for income taxes decreased $0.2 million to $4.2 million for the three months ended June 30, 2007 compared to $4.4 million for the three months ended June 30, 2006.
Net Income
     As a result of the factors above, net income decreased $0.3 million, or 4.8%, to $6.2 million for the three months ended June 30, 2007 from $6.5 million for the three months ended June 30, 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues
     Revenues were $108.5 million for the six months ended June 30, 2007, an increase of $20.9 million, or 23.8%, compared to $87.6 million for the six months ended June 30, 2006. Revenues from our top five customers were $42.7 million for the six months ended June 30, 2007, an increase of $4.3 million, or 11.4%, compared to $38.4 million for the six months ended June 30, 2006, with Pacific Sunwear accounting for $1.0 million of the $4.3 million increase. We believe our revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In June 2007, we began direct distribution of our Fall 2007 product line in Europe, which contributed to our increase in sales. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $106.3 million for the six months ended June 30, 2007, an increase of $20.3 million, or 23.6%, compared to $86.0 million for the six months ended June 30, 2006. Of the $20.3 million increase in product revenues, increases in mens products and girls products accounted for $11.2 million of that increase. Revenues from mens products increased $3.3 million, or 6.6%, to $53.5 million for the six months ended June 30, 2007 compared to $50.2 million for the six months ended June 30, 2006 and revenues from girls products increased $7.9 million, or 26.7%, to $37.4 million for the six months ended June 30, 2007 compared to $29.5 million for the six months ended June 30, 2006. Revenues from boys products, which includes our new line of kids clothing for young boys ages 4 to 7, increased $2.0 million, or 37.0%, to $7.4 million for the six months ended June 30, 2007 compared to $5.4 million for the six months ended June 30, 2006. Revenues from our recently introduced Creedler footwear line and girls swim line were $3.8 million and $2.7 million, respectively, for the six months ended June 30, 2007. There were no sales of these product lines during the six months ended June 30, 2006. Revenues from snow products increased to $0.5 million for the six months ended June 30, 2007 compared to $2,000 for the six months ended June 30, 2006.
     Licensing revenues increased 32.3% to $2.2 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006. The increase in licensing revenues was a result of increased sales by our international licensees, particularly those in Europe and Australia.
     Product revenues in the United States were $78.6 million, or 73.9% of our product revenues for the six months ended June 30, 2007, compared to $67.3 million, or 78.3% of our product revenues for the six months ended June 30, 2006. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Europe and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $27.7 million, or 26.1% of our product revenues, for the six months ended June 30, 2007 compared to $18.7 million, or 21.7% of our product revenues, for the six months ended June 30, 2006.

Gross Profit
     Gross profit increased $9.8 million, or 22.0%, to $54.2 million for the six months ended June 30, 2007 compared to $44.4 million for the six months ended June 30, 2006. Gross profit as a percentage of revenues, or gross margin, decreased 0.7% to 50.0% for the six months ended June 30, 2007 compared to 50.7% for the six months ended June 30, 2006. Gross margin related specifically to product revenues decreased 0.9% to 48.9% for the six months ended June 30, 2007 compared to 49.8% for the six months ended June 30, 2006. The gross margin decreased primarily due to shipping samples to the European sales teams and distributors at very low gross margins.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $9.2 million, or 32.9%, to $37.3 million for the six months ended June 30, 2007 compared to $28.1 million for the six months ended June 30, 2006. The increase in absolute dollars was due primarily to increased expenses of $4.1 million related to the transition of our European operations from a licensee model to a direct control model. We also had increased payroll and payroll-related expenses of $2.3 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $0.4 million resulting from our increased product revenues, increased depreciation and amortization expense of $0.4 million, increased rent expense of $0.3 million, and an increase of $1.7 million in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 34.4% for the six months ended June 30, 2007 from 32.0% for the six months ended June 30, 2006, which was due primarily to the factors mentioned above. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad; however, as our revenues in Europe increase, we believe that our selling, general and administrative expenses will decrease as a percentage of overall sales.
Operating Income
     As a result of the factors above, operating income for the six months ended June 30, 2007 increased $0.5 million to $16.9 million compared to $16.4 million for the six months ended June 30, 2006. Operating income as a percentage of revenue decreased to 15.6% for the six months ended June 30, 2007 from 18.7% for the six months ended June 30, 2006.
Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the six months ended June 30, 2007 and 2006 was $2.1 million and $1.7 million, respectively. This increase in interest income was due to higher interest returns on invested cash. Foreign currency gain increased to $0.5 million for the six months ended June 30, 2007 compared to $0.3 million for the six months ended June 30, 2006 due primarily to fluctuations in the Canadian exchange rate.
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
     We have computed our provision for income taxes for the six months ended June 30, 2007 using an estimated effective annual tax rate of 40.2%. The provision for income taxes increased $0.5 million to $7.9 million for the six months ended June 30, 2007 compared to $7.4 million for the six months ended June 30, 2006.
Net Income
     As a result of the factors above, net income increased $0.7 million, or 6.8%, to $11.7 million for the six months ended June 30, 2007 from $11.0 million for the six months ended June 30, 2006.

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
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months
	Ended June 30,
	2007	2006
	(In thousands)
Cash and cash equivalents at beginning of period	$85,414	$71,712
Cash flow from operating activities	7,942	13,865
Cash flow from investing activities	(9,720)	(2,779)
Cash flow from financing activities	1,088	500
Effect of exchange rate on cash	209	38

Cash and cash equivalents at end of period	$84,933	$83,336

     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the six months ended June 30, 2007 and 2006, cash from operating activities was $7.9 million and $13.9 million, respectively. The $6.0 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$(5,781)	Decrease in cash flows from inventory due to higher inventory levels in Europe as a result of the direct distribution of product beginning in 2007
(2,455)	Decrease in cash flows from accrued expenses and other long-term liabilities due to timing of payments, increased payroll accruals and other liabilities
(2,197)	Decrease in cash flows due to fluctuations in the income tax receivable/payable balance between periods
(641)	Decrease in cash flows due to an increase in prepaid expenses and other assets
(324)	Decrease in non-cash excess tax benefits related to exercise of stock options and change in deferred taxes
2,726	Increase in cash flows from accounts payable due to the timing of payments to vendors
979	Increase in non-cash depreciation and amortization, provision for doubtful accounts and stock-based compensation
928	Increase in cash flows from accounts receivable due to the timing of sales and collections
744	Increase in net income
98	Net increase in cash flows from all other operating activities

$(5,923)	Total

     Cash used in investing activities was $9.7 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash used in investing activities was primarily due to payments for the construction of our European headquarters in Anglet, France, the purchase of real property on the North Shore of Oahu (the “Pipe House”) for $4.2 million, capital expenditures pertaining to our new off-site distribution center and the implementation of the new warehouse management system, and the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

     Cash provided by financing activities was $1.1 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively, and is primarily due to the proceeds and excess tax benefits related to the exercise of stock options and cash received from government grants.
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
Credit Facilities
     In July 2006, we entered into a $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (8.25% at June 30, 2007) or LIBOR plus 1.50%. Under this credit facility, we had $3.3 million outstanding in letters of credit at June 30, 2007. At June 30, 2007 there were no outstanding borrowings under this credit facility, and $16.7 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At June 30, 2007, we were in compliance with all restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of June 30, 2007. The following table summarizes, as of June 30, 2007, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Jul. 1 -
	Total	Dec. 31, 2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$11,939	$1,138	$2,666	$2,262	$1,968	$1,777	$2,128
Capital lease obligations	153	43	76	34	—	—	—
Professional athlete sponsorships	4,277	2,048	1,845	384	—	—	—
Contractual letters of credit	3,290	3,290	—	—	—	—	—

Total	$19,659	$6,519	$4,587	$2,680	$1,968	$1,777	$2,128

     We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2018, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
     We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year and expire at various dates through October 2009.
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five-year period ending June 30, 2012, is approximately $1.9 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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
Vulnerability Due to Concentrations
     As of June 30, 2007, our customer base of retailers located in the United States, Canada and South America included approximately 1,350 accounts that operate approximately 3,900 store locations and 12 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 26% of our product revenues in 2006 and approximately 23% of our product revenues for the six months ended June 30, 2007. No other customer accounted for more than 10% of our product revenues in 2007 or 2006.
     Sales to Pacific Sunwear increased 4%, or $1.0 million, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. However, we may see sales to Pacific Sunwear decline, and we currently expect a mid-single digit decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2006, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and five domestic screen printers. Purchases from Ningbo Jehson Textiles and Dragon Crowd totaled approximately 12% and 15%, respectively, of our product costs in 2006, and approximately 17% and 18%, respectively, of our product costs for the six months ended June 30, 2007.

Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 11 to the Condensed Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     Substantially all of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the six months ended June 30, 2007 and June 30, 2006, we derived 13.8% and 13.1%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.
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

Interest Rate Risk
     We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at June 30, 2007. The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (8.25% at June 30, 2007) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2006, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
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
Item 4T. Controls and Procedures.
     Not applicable.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the period ended March 31, 2007, and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the period ended March 31, 2007. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on that Form 10-K and Form 10-Q.
If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and Dragon Crowd or such manufacturers are no longer able to meet our needs, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.
     Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Ningbo Jehson Textiles and Dragon Crowd, totaled approximately 12% and 15%, respectively, of our product costs in 2006, and approximately 17% and 18%, respectively, of our product costs for the six months ended June 30, 2007. A loss of either or both of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not sell any unregistered equity securities or purchase any of our securities during the period ended June 30, 2007.
     We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, and $7.8 million for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on May 8, 2007 to vote on two proposals. At our Annual Meeting, there were present in person or by proxy 22,918,038 votes representing 94% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:
1. Re-election of Directors
Each of the seven incumbent members of our Board of Directors – Douglas S. Ingram, Anthony M. Palma, Joseph B. Tyson , Carl W. Womack, René R. Woolcott, Richard R. Woolcott and Kevin G. Wulff — was re-elected to serve on the Board until the next annual meeting of stockholders and/or until his or her successor is duly elected and qualified. The following are the voting results for the re-election:

Director Name	For	Withheld
Douglas S. Ingram	22,655,385	262,653
Anthony M. Palma	22,906,640	11,398
Joseph B. Tyson	22,907,940	10,098
Carl W. Womack	22,908,556	9,482
René R. Woolcott	22,907,838	10,200
Richard R. Woolcott	22,908,258	9,780
Kevin G. Wulff	22,827,439	90,599
2. Ratification of Appointment of Deloitte & Touche LLP
The stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain
22,800,629	114,922	2,487
Item 5. Other Information.
None
Item 6. Exhibits.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Volcom, Inc.

Date: August 9, 2007	/s/ Douglas P. Collier
Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002