Form 10-Q
period 2007-09-30
Volcom Inc
filed 2007-11-09
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2007, there were 24,349,520 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$80,867	$85,414
Accounts receivable — net of allowances of $2,685 (2007) and $1,323 (2006)	67,615	34,175
Inventories	16,703	13,185
Prepaid expenses and other current assets	1,520	1,383
Deferred income taxes	2,516	2,353

Total current assets	169,221	136,510

Property and equipment — net	22,724	11,527
Investments in unconsolidated investees	298	298
Deferred income taxes	713	660
Intangible assets — net	365	386
Goodwill	166	158
Other assets	235	209

Total assets	$193,722	$149,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,902	$8,764
Accrued expenses and other current liabilities	11,873	6,175
Income taxes payable	2,675	424
Current portion of capital lease obligations	80	78

Total current liabilities	28,530	15,441

Long-term capital lease obligations	45	106
Other long-term liabilities	195	204
Income taxes payable — noncurrent	132	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,346,520 (2007) and 24,295,420 (2006) shares issued and outstanding	24	24
Additional paid-in capital	88,865	86,773
Retained earnings	73,111	47,019
Accumulated other comprehensive income	2,820	181

Total stockholders’ equity	164,820	133,997

Total liabilities and stockholders’ equity	$193,722	$149,748

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$90,515	$59,704	$196,841	$145,709
Licensing revenues	530	1,345	2,703	2,987

Total revenues	91,045	61,049	199,544	148,696
Cost of goods sold	45,178	30,141	99,477	73,352

Gross profit	45,867	30,908	100,067	75,344
Selling, general and administrative expenses	22,840	15,348	60,129	43,408

Operating income	23,027	15,560	39,938	31,936
Other income:
Interest income, net	1,004	1,048	3,143	2,762
Dividend income from cost method investee	—	—	—	3
Foreign currency gain (loss)	(253)	122	278	384

Total other income	751	1,170	3,421	3,149

Income before provision for income taxes	23,778	16,730	43,359	35,085
Provision for income taxes	9,260	6,567	17,139	13,964

Net income	$14,518	$10,163	$26,220	$21,121

Net income per share:
Basic	$0.60	$0.42	$1.08	$0.87
Diluted	$0.59	$0.42	$1.07	$0.87
Weighted average shares outstanding:
Basic	24,314,352	24,217,204	24,295,432	24,210,801
Diluted	24,453,255	24,235,173	24,421,943	24,286,406
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$26,220	$21,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,941	1,000
Provision for doubtful accounts	738	464
Excess tax benefits related to exercise of stock options	(415)	(116)
Loss on disposal of property and equipment	22	8
Stock-based compensation	688	607
Deferred income taxes	(161)	(193)
Changes in operating assets and liabilities:
Accounts receivable	(32,346)	(15,021)
Inventories	(3,271)	(1,864)
Prepaid expenses and other current assets	(120)	(194)
Income taxes receivable/payable	2,689	3,176
Other assets	(22)	(118)
Accounts payable	4,534	5,252
Accrued expenses and other current liabilities	3,254	3,982
Other long-term liabilities	(24)	—

Net cash provided by operating activities	3,727	18,104

Cash flows from investing activities:
Purchase of property and equipment	(12,525)	(5,693)
Acquisition, net of cash required	—	(168)
Proceeds from sale of property and equipment	16	—

Net cash used in investing activities	(12,509)	(5,861)

Cash flows from financing activities:
Principal payments on capital lease obligations	(58)	(53)
Cash received from government grants	225	—
Proceeds from exercise of stock options	971	543
Excess tax benefits related to exercise of stock options	415	116

Net cash provided by financing activities	1,553	606

Effect of exchange rate changes on cash	2,682	—

Net (decrease)/increase in cash and cash equivalents	(4,547)	12,849

Cash and cash equivalents — Beginning of period	85,414	71,712

Cash and cash equivalents — End of period	$80,867	$84,561

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23	$11
Income taxes	$14,603	$10,901
Supplemental disclosures of noncash investing and financing activities:
     At September 30, 2007 and 2006, the Company accrued for $294,000 and $256,000 of property and equipment purchases, respectively.
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     During the nine months ended September 30, 2007 and 2006, the Company recognized approximately $688,000, or $417,000 net of tax, and $607,000, or $365,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.
     SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock compensation costs to be classified as financing cash flows. For the nine months ended September 30, 2007 and 2006, excess tax benefits of $415,000 and $116,000, respectively, were generated from option exercises and increased cash provided by financing activities.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of September 30, 2007, there were 2,638,665 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
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
     In May 2007, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each independent member of the Company’s Board of Directors (10,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vest one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 2.0 years; volatility of 55.7%; risk-free interest rate of 4.68%; and no dividends during the expected term.
     A summary of the Company’s stock option activity under the Incentive Plan for the nine months ended September 30, 2007 is as follows:

		Weighted-
		Average	Weighted-Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at January 1, 2007	487,700	$19.00
Granted	10,000	$42.07
Exercised	(51,100)	$19.00
Canceled or forfeited	(1,200)	$19.00

Outstanding at September 30, 2007	445,400	$19.52	7.8 years

Exercisable at September 30, 2007	231,700	$19.00	7.8 years

     As of September 30, 2007, there was unrecognized compensation expense of $1.8 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.7 years. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.0 million and $345,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2007 was $10.2 million and $5.4 million, respectively. Cash received from the exercise of stock options totaled $971,000 and $543,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Additional information regarding stock options outstanding is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Vlue
Unvested at January 1, 2007	272,800	$9.14
Granted	10,000	14.25
Vested	(67,900)	9.14
Canceled or forfeited	(1,200)	9.14

Unvested at September 30, 2007	213,700	$9.38

     Additional information regarding stock options outstanding as of September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise price	Options	Life (yrs)	Price	Options	Price
$19.00	435,400	7.8	$19.00	231,700	$19.00
$42.07	10,000	9.6	$42.07	—	—
     As of September 30, 2007, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 433,178, which had a weighted-average exercise price of $19.53. The weighted-average remaining life of these options was 7.8 years and the aggregate intrinsic value was $10.0 million at September 30, 2007.
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
     In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $99,000 was amortized to expense during each of the nine month periods ended September 30, 2007 and 2006.
     In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $61,000 and $35,000 was amortized to expense during the nine months ended September 30, 2007 and 2006, respectively.
     Restricted stock activity for the nine months ended September 30, 2007 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value
Outstanding restricted stock at January 1, 2007	31,000	$30.09
Granted	—	—
Vested	(7,000)	$30.43
Canceled or forfeited	—	—

Outstanding restricted stock at September 30, 2007	24,000	$30.00

     As of September 30, 2007, there was unrecognized compensation expense of $663,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.2 years.

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
     Note 4 — Inventories
     Inventories are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$15,935	$12,959
Work-in-process	212	41
Raw materials	556	185

	$16,703	$13,185

Note 5 — Property and Equipment
     Property and equipment are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Furniture and fixtures	$3,128	$1,869
Office equipment	1,606	1,180
Computer equipment	3,786	2,173
Leasehold improvements	2,312	1,241
Building	7,295	254
Land	4,723	1,750
Construction in progress	4,421	5,709

	27,271	14,176
Less accumulated depreciation	(4,547)	(2,649)

Property and equipment — net	$22,724	$11,527

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     In February 2007, the Company completed the construction of its European headquarters in Anglet, France. Costs incurred related to such construction totaled approximately 4.6 million Euros (approximately $6.6 million based on a 1 Euro to $1.4272 U.S. dollar exchange rate as of September 30, 2007).
     The Company has applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.1 million based on a 1 Euro to $1.4272 U.S. dollar exchange rate as of September 30, 2007). Such grants will be paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of September 30, 2007, the Company has received approximately 489,000 Euros (approximately $698,000 based on a 1 Euro to $1.4272 U.S. dollar exchange rate as of September 30, 2007) with respect to such grants. The Company has recorded $478,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $220,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.
     On February 7, 2007, the Company purchased real property on the North Shore of Oahu (the “Pipe House”) for $4.2 million in cash. The Pipe House will generally be used as a residence for the Company’s surf team riders and for other Company marketing activities.
Note 6 — Investments in Unconsolidated Investees
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At September 30, 2007 and December 31, 2006, the Company’s investment in Volcom Australia was $298,000.
Note 7 —Intangible Assets
     Intangible assets are as follows:

	As of September 30, 2007		As of December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Customer relationships	$325	$63	$310	$36
Backlog	168	168	160	160
Non-compete agreements	42	8	40	5
Reacquired license rights	84	15	84	7

	$619	$254	$594	$208

     Intangible assets other than goodwill are amortized by the Company using estimated useful lives of 6 months to 10 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the nine months ended September 30, 2007 and 2006 was approximately $35,000 and $137,000, respectively. Annual amortization expense is estimated to be approximately $46,000 in the fiscal years ending December 31, 2007 through 2011.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
Note 8 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Payroll and related accruals	$5,774	$3,785
Other	6,099	2,390

	$11,873	$6,175

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except share data)
Numerator — Net income	$14,518	$10,163	$26,220	$21,121

Denominator: Weighted average common stock outstanding for basic earnings per share	24,314,352	24,217,204	24,295,432	24,210,801
Effect of dilutive securities:
Stock options and restricted stock	138,903	17,969	126,511	75,605

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,453,255	24,235,173	24,421,943	24,286,406

     For the three and nine months ended September 30, 2007, stock options of 10,000 were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

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
     At September 30, 2007, the Company has $134,000 of total unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in any future periods. It is reasonably possible that a change in the unrecognized tax benefits could occur within the next 12 months. However, the Company anticipates that any change would not be significant and would not have a material impact on the consolidated statement of operations or consolidated balance sheet.
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
     The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, the Company recorded $2,000 of interest and penalties, which is included in the $128,000 liability for unrecognized tax benefits noted above. During the nine months ended September 30, 2007, the Company recognized approximately $6,000 of interest and penalties associated with uncertain tax positions.
     At September 30, 2007, the Company had $8,000 accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
Note 12 — Segment Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. The Company’s license agreement with Volcom Europe, the licensee of the Company’s products in France, expired on December 31, 2006. In anticipation of the expiration of this license agreement, the Company established subsidiaries in France and Switzerland in order to take direct control of its European operations. Based on the nature of the financial information that is received by the chief operating decision maker, the Company now operates in two operating and reportable segments, the United States and Europe. The United States segment primarily includes revenues generated from customers in the United States, Canada, Asia Pacific and South America that are served by the Company’s United States operations, while the European segment primarily includes revenues generated from customers in Europe that are served by the Company’s European operations. All intercompany revenues and expenses are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Information related to the Company’s operating segments is as follows:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Total revenues:
United States	$65,215	$59,917
Europe	25,830	1,132

Consolidated	$91,045	$61,049

Gross profit:
United States	$31,298	$30,511
Europe	14,569	397

Consolidated	$45,867	$30,908

Operating income (loss):
United States	$13,509	$16,361
Europe	9,518	(801)

Consolidated	$23,027	$15,560

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Total revenues:
United States	$169,634	$146,175
Europe	29,910	2,521

Consolidated	$199,544	$148,696

Gross profit:
United States	$84,272	$74,519
Europe	15,795	825

Consolidated	$100,067	$75,344

Operating income (loss):
United States	$34,649	$33,154
Europe	5,289	(1,218)

Consolidated	$39,938	$31,936

Identifiable assets:
United States	$148,836	$140,371
Europe	44,886	5,707

Consolidated	$193,722	$146,078

     Although the Company operates within two reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Mens	$41,393	$24,075	$94,874	$74,226
Girls	21,230	18,454	58,620	47,958
Snow	20,443	13,133	20,971	13,134
Boys	5,506	3,097	12,883	8,484
Footwear	1,174	—	4,977	—
Girls swim	97	—	2,747	—
Other	672	945	1,769	1,907

Subtotal product categories	90,515	59,704	196,841	145,709
Licensing revenues	530	1,345	2,703	2,987

Total revenues	$91,045	$61,049	$199,544	$148,696

VOLCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)
     Other includes revenues primarily related to Volcom Entertainment, films and related accessories.
     The table below summarizes product revenues by geographic regions attributed by customer location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
United States	$48,821	$47,075	$127,427	$114,383
Canada	11,126	7,393	25,782	18,685
Asia Pacific	2,949	2,821	6,078	5,330
Europe	25,830	1,132	29,910	2,521
Other	1,789	1,283	7,644	4,790

	$90,515	$59,704	$196,841	$145,709

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by “Part II, Item 1A Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and by similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.
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
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of September 30, 2007, our customer base of retailers included approximately 2,250 accounts that operated approximately 4,800 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 37 distributors in countries not serviced by our licensees. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Europe and Canada, all of our sales are denominated in U.S. dollars.
     In Australia, Indonesia, South Africa and Brazil, we have entered into licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. Our license agreement with our European licensee expired on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our ex-European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. In anticipation of the expiration of our license agreement with Volcom Europe, we have established our own operations in Europe in order to take direct control of the Volcom brand in Europe. As a result, we will continue to experience a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we continue to build the necessary infrastructure and hire employees to further establish our own operations in Europe. However, our product revenues should increase in Europe as we have begun to recognize revenue from the direct sale of our products in this territory.
     As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007 and delivered our first full season product line during the third quarter of 2007. We continue to build the necessary infrastructure to support these European operations. Our current European team consists of 85 employees made up of design, production, sales, information technology and management positions.
     Our revenues increased from $57.1 million in 2002 to $205.3 million in 2006. Our revenues were $199.5 million for the nine months ended September 30, 2007, an increase of $50.8 million, or 34.2%, compared to $148.7 million for the nine months ended September 30, 2006. In June 2007, we began direct distribution of our product in Europe, which contributed to our increase in sales for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Additionally, based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product, as well as some additional distribution. Further, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.
     Sales to Pacific Sunwear decreased 5.9%, or $2.2 million, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We may continue to see sales to Pacific Sunwear decline, and we currently project an approximate 10% decrease in sales to Pacific Sunwear for 2007 compared to 2006. We have also provided preliminary guidance that we also expect Pacific Sunwear sales to be down approximately 10% in 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to pre-season orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. However, with the introduction of our direct European business, the seasonality of our gross margin may change. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.
     We currently source the substantial majority of our products from third-party manufacturers located primarily in China, Mexico and Macau. As a result, we may be adversely affected by the disruption of trade with these countries, the imposition of new regulations related to imports, duties, taxes and other charges on imports, and decreases in the value of the U.S. dollar against foreign currencies. We seek to mitigate the possible disruption in product flow by diversifying our manufacturing across numerous manufacturers and by using manufacturers in countries that we believe to be politically stable. We do not enter into long-term contracts with our third-party manufacturers. Rather, we typically enter into contracts with each manufacturer to produce one or more product lines for a particular selling season. This strategy has enabled us to maintain flexibility in our sourcing.

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
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 31.7% in 2002 to 28.5% in 2006. This decrease was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 29.2% for the nine months ended September 30, 2006 to 30.1% for the nine months ended September 30, 2007. This increase was primarily due to the hiring of additional personnel as we continue to develop our infrastructure domestically and abroad and costs related to the transition of our European operations from a licensee model to a direct control model without having a full-year of revenue to offset or leverage the additional expenses in Europe.
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
Revenue Recognition
     Revenues are recognized upon shipment, at which time transfer of title occurs and risk of ownership passes to the customer. Generally, we extend credit to our customers and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for certain products. None of our sales agreements with any of our customers provides for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image. Allowances for estimated returns are provided when product revenues are recorded based on historical experience and are reported as reductions in product revenues. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses when they arise.
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

Inventories
     We value inventories at the lower of the cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:
•	changes in consumer preferences;

•	buying patterns of our retailers;

•	unseasonable weather; and

•	weakened economic conditions.
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
Foreign Currency Translation
     We own subsidiaries in Switzerland and France, which operate with the Swiss Franc and Euro as their functional currency, respectively. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
     A portion of our sales are made in Canadian dollars. As a result, we are exposed to transaction gains and losses that result from movements in foreign currency exchange rates. As our Canadian sales, accounts receivable, accounts payable and cash balances have historically been a small portion of our revenues, assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations, and therefore we are exposed to foreign currency risk. Changes in our assets and liabilities that are denominated in Canadian dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations.
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
Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.6	49.4	49.9	49.3

Gross profit	50.4	50.6	50.1	50.7
Selling, general and administrative expenses	25.1	25.1	30.1	29.2

Operating income	25.3	25.5	20.0	21.5
Other income	0.8	1.9	1.7	2.1

Income before provision for income taxes	26.1	27.4	21.7	23.6
Provision for income taxes	10.2	10.8	8.6	9.4

Net income	15.9%	16.6%	13.1%	14.2%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues
     Revenues were $91.0 million for the three months ended September 30, 2007, an increase of $30.0 million, or 49.1%, compared to $61.0 million for the three months ended September 30, 2006. Revenues from our European operations were $25.8 million for the three months ended September 30, 2007, an increase of $24.7 million, compared to $1.1 million for the three months ended September 30, 2006. The increase in revenues from our

European operations was a result of the transition of our European operations from a licensee model to a direct control model. Revenues from our top five customers were $21.1 million for the three months ended September 30, 2007, a decrease of $2.9 million, or 12.0%, compared to $24.0 million for the three months ended September 30, 2006. Excluding revenues from Pacific Sunwear, which decreased $3.1 million, or 23.5%, to $10.3 million, total revenues from our remaining top five customers increased $0.2 million, or 2.6%, to $10.8 million for the three months ended September 30, 2007 from $10.6 million for the three months ended September 30, 2006. We believe the decrease in revenues from Pacific Sunwear was generally due to a change in Pacific Sunwear’s product mix and Pacific Sunwear’s effort to reduce their overall inventory levels, which caused Pacific Sunwear’s purchases of our product to slow. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product, as well as additional distribution. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $90.5 million for the three months ended September 30, 2007, an increase of $30.8 million, or 51.6%, compared to $59.7 million for the three months ended September 30, 2006. Of the $30.8 million increase in product revenues, increases in mens products and girls products accounted for $20.1 million of that increase. Revenues from mens products increased $17.3 million, or 71.9%, to $41.4 million for the three months ended September 30, 2007 compared to $24.1 million for the three months ended September 30, 2006 and girls products increased $2.8 million, or 15.0%, to $21.3 million for the three months ended September 30, 2007 compared to $18.5 million for the three months ended September 30, 2006. Revenues from snow products increased $7.3 million, or 55.7%, to $20.4 million for the three months ended September 30, 2007 compared to $13.1 million for the three months ended September 30, 2006. Revenues from boys products, which includes our new line of kids clothing for young boys ages 4 to 7, increased $2.4 million, or 77.8%, to $5.5 million for the three months ended September 30, 2007 compared to $3.1 million for the three months ended September 30, 2006. Revenues from our recently introduced Creedler footwear line and girls swim line were $1.2 million and $0.1 million, respectively, for the three months ended September 30, 2007. There were no sales of these product lines during the three months ended September 30, 2006.
     Licensing revenues decreased 60.6% to $0.5 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006. The decrease in licensing revenues was a result of the transition of our European operations from a licensee model to a direct control model.
     Product revenues in the United States were $48.8 million, or 53.9% of our product revenues, for the three months ended September 30, 2007, compared to $47.1 million, or 78.8% of our product revenues, for the three months ended September 30, 2006. Product revenues in Europe were $25.8 million, or 28.5% of our product revenues, for the three months ended September 30, 2007, compared to $1.1 million, or 1.9% of our product revenues, for the three months ended September 30, 2006. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $15.9 million, or 17.6% of our product revenues, for the three months ended September 30, 2007 compared to $11.5 million, or 19.3% of our product revenues, for the three months ended September 30, 2006.
Gross Profit
     Gross profit increased $15.0 million, or 48.4%, to $45.9 million for the three months ended September 30, 2007 compared to $30.9 million for the three months ended September 30, 2006. Gross profit as a percentage of revenues, or gross margin, decreased 0.2% to 50.4% for the three months ended September 30, 2007 compared to 50.6% for the three months ended September 30, 2006. Gross margin related specifically to product revenues increased 0.6% to 50.1% for the three months ended September 30, 2007 compared to 49.5% for the three months ended September 30, 2006. The overall gross margin decrease is due to lower licensing revenues as we have established our own operations in Europe in order to take direct control of the Volcom brand in Europe and we have begun to recognize revenue from the direct sale of our products in this territory. The increase in gross margin on product is primarily due to strong full-price sell through and foreign currency gains associated with our European operations, offset by a larger than expected inventory liquidation during the three months ended September 30, 2007.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $7.5 million, or 48.8%, to $22.8 million for the three months ended September 30, 2007 compared to $15.3 million for the three months ended September 30, 2006. The increase in absolute dollars was due primarily to increased expenses of $4.2 million related to the transition of our European operations from a licensee model to a direct control model. We also had increased advertising and marketing expenses of $1.2 million, increased payroll and payroll-related expenses of $1.1 million due to expenditures on infrastructure and personnel, increased sales commission expenses of $0.3 million resulting from our increased product revenues, increased depreciation and amortization expense of $0.3 million, and increased rent expense of $0.4 million. The net increase in various other expense categories was not significant. As a percentage of revenues, selling, general and administrative expenses remained consistent at 25.1% for the each of the three months ended September 30, 2007 and September 30, 2006. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad.
Operating Income
     As a result of the factors above, operating income for the three months ended September 30, 2007 increased $7.4 million to $23.0 million compared to $15.6 million for the three months ended September 30, 2006. Operating income as a percentage of revenue decreased to 25.3% for the three months ended September 30, 2007 from 25.5% for the three months ended September 30, 2006.
Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for each of the three months ended September 30, 2007 and 2006 was $1.0 million. Foreign currency gain (loss) decreased to a $0.3 million loss for the three months ended September 30, 2007 compared to a $0.1 million gain for the three months ended September 30, 2006 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.
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
     We have computed our provision for income taxes for the three months ended September 30, 2007 using an estimated effective annual tax rate of 39.4%. The provision for income taxes increased $2.7 million to $9.3 million for the three months ended September 30, 2007 compared to $6.6 million for the three months ended September 30, 2006.
Net Income
     As a result of the factors above, net income increased $4.3 million, or 42.9%, to $14.5 million for the three months ended September 30, 2007 from $10.2 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues
     Revenues were $199.5 million for the nine months ended September 30, 2007, an increase of $50.8 million, or 34.2%, compared to $148.7 million for the nine months ended September 30, 2006. Revenues from our European operations were $29.9 million for the nine months ended September 30, 2007, an increase of $27.4 million, compared to $2.5 million for the nine months ended September 30, 2006. The increase in revenues from our European operations was a result of the transition of our European operations from a licensee model to a direct control model. Revenues from our top five customers were $63.8 million for the nine months ended September 30, 2007, an increase of $1.4 million, or 2.4%, compared to $62.4 million for the nine months ended September 30, 2006. Excluding revenues from Pacific Sunwear, which decreased $2.2 million, or 5.9%, to $34.2 million, total revenues from our remaining top five customers increased $3.6 million, or 14.0%, to $29.6 million for the nine months ended September 30, 2007 from $26.0 million for the nine months ended September 30, 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product, as well as additional distribution. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Product revenues were $196.8 million for the nine months ended September 30, 2007, an increase of $51.1 million, or 35.1%, compared to $145.7 million for the nine months ended September 30, 2006. Of the $51.1 million increase in product revenues, increases in mens products and girls products accounted for $31.3 million of that increase. Revenues from mens products increased $20.7 million, or 27.8%, to $94.9 million for the nine months ended September 30, 2007 compared to $74.2 million for the nine months ended September 30, 2006 and revenues from girls products increased $10.6 million, or 22.2%, to $58.6 million for the nine months ended September 30, 2007 compared to $48.0 million for the nine months ended September 30, 2006. Revenues from snow products increased $7.9 million, or 59.7%, to $21.0 million for the nine months ended September 30, 2007 compared to $13.1 million for the nine months ended September 30, 2006. Revenues from boys products, which includes our new line of kids clothing for young boys ages 4 to 7, increased $4.4 million, or 51.9%, to $12.9 million for the nine months ended September 30, 2007 compared to $8.5 million for the nine months ended September 30, 2006. Revenues from our recently introduced Creedler footwear line and girls swim line were $5.0 million and $2.7 million, respectively, for the nine months ended September 30, 2007. There were no sales of these product lines during the nine months ended September 30, 2006.
     Licensing revenues decreased 9.5% to $2.7 million for the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006. The decrease in licensing revenues was a result of the transition of our European operations from a licensee model to a direct control model primarily in the second half of 2007.
     Product revenues in the United States were $127.4 million, or 64.7% of our product revenues, for the nine months ended September 30, 2007, compared to $114.4 million, or 78.5% of our product revenues, for the nine months ended September 30, 2006. Product revenues in Europe were $29.9 million, or 15.2% of our product revenues, for the nine months ended September 30, 2007, compared to $2.5 million, or 1.7% of our product revenues, for the nine months ended September 30, 2006. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $39.5 million, or 20.1% of our product revenues, for the nine months ended September 30, 2007 compared to $28.8 million, or 19.8% of our product revenues, for the nine months ended September 30, 2006.

Gross Profit
     Gross profit increased $24.8 million, or 32.8%, to $100.1 million for the nine months ended September 30, 2007 compared to $75.3 million for the nine months ended September 30, 2006. Gross profit as a percentage of revenues, or gross margin, decreased 0.6% to 50.1% for the nine months ended September 30, 2007 compared to 50.7% for the nine months ended September 30, 2006. Gross margin related specifically to product revenues decreased 0.2% to 49.5% for the nine months ended September 30, 2007 compared to 49.7% for the nine months ended September 30, 2006. The gross margin decreased primarily due to larger than expected inventory liquidations and shipping samples to the European sales teams and distributors at very low gross margins. These margin pressures were partially offset by strong full-price sell through and foreign currency gains associated with our European operations shipping their first full season of product in the third quarter of 2007.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $16.7 million, or 38.5%, to $60.1 million for the nine months ended September 30, 2007 compared to $43.4 million for the nine months ended September 30, 2006. The increase in absolute dollars was due primarily to increased expenses of $8.4 million related to the transition of our European operations from a licensee model to a direct control model. We also had increased payroll and payroll-related expenses of $3.3 million due to expenditures on infrastructure and personnel, increased advertising and marketing expenses of $1.9 million, increased sales commission expenses of $0.7 million resulting from our increased product revenues, increased depreciation and amortization expense of $0.7 million, increased rent expense of $0.7 million, and an increase of $1.0 million in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 30.1% for the nine months ended September 30, 2007 from 29.2% for the nine months ended September 30, 2006, which was due primarily to the factors mentioned above. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad; however, as we believe our revenues in Europe should continue to increase, we believe that our selling, general and administrative expenses will decrease as a percentage of overall sales.
Operating Income
     As a result of the factors above, operating income for the nine months ended September 30, 2007 increased $8.0 million to $39.9 million compared to $31.9 million for the nine months ended September 30, 2006. Operating income as a percentage of revenue decreased to 20.0% for the nine months ended September 30, 2007 from 21.5% for the nine months ended September 30, 2006.
Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the nine months ended September 30, 2007 and 2006 was $3.1 million and $2.8 million, respectively. This increase in interest income was due to higher interest returns on invested cash. Foreign currency gain decreased to $0.3 million for the nine months ended September 30, 2007 compared to $0.4 million for the nine months ended September 30, 2006 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the US dollar.
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
     We have computed our provision for income taxes for the nine months ended September 30, 2007 using an estimated effective annual tax rate of 39.4%. The provision for income taxes increased $3.1 million to $17.1 million for the nine months ended September 30, 2007 compared to $14.0 million for the nine months ended September 30, 2006.

Net Income
     As a result of the factors above, net income increased $5.1 million, or 24.1%, to $26.2 million for the nine months ended September 30, 2007 from $21.1 million for the nine months ended September 30, 2006.
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
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months
	Ended September 30,
	2007	2006
	(In thousands)
Cash and cash equivalents at beginning of period	$85,414	$71,712
Cash flow from operating activities	3,727	18,104
Cash flow from investing activities	(12,509)	(5,861)
Cash flow from financing activities	1,553	606
Effect of exchange rate on cash	2,682	—

Cash and cash equivalents at end of period	$80,867	$84,561

     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the nine months ended September 30, 2007 and 2006, cash from operating activities was $3.7 million and $18.1 million, respectively. The $14.4 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$(17,325)
Decrease in cash flows from accounts receivable due to the timing of sales and collections and increased sales volumes and corresponding accounts receivable balances as a result of the direct distribution of product in Europe beginning in 2007

(1,446)	Decrease in cash flows from accrued expenses and other long-term liabilities due to timing of payments, increased payroll accruals and other liabilities
(1,407)	Decrease in cash flows from inventory due to higher inventory levels in Europe as a result of the direct distribution of product beginning in 2007
(786)	Decrease in cash flows due to fluctuations in the income tax receivable/payable balance and tax benefits related to stock option exercises between periods
5,099	Increase in net income
1,296	Increase in non-cash depreciation and amortization, provision for doubtful accounts and stock-based compensation
192	Net increase in cash flows from all other operating activities
$(14,377)	Total

     Cash used in investing activities was $12.5 million and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used in investing activities was primarily due to payments for the construction of our European headquarters in Anglet, France, the purchase of real property on the North Shore of Oahu, or the Pipe House, for $4.2 million, capital expenditures pertaining to our new off-site distribution center and the implementation of the new warehouse management system, and the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.
     Cash provided by financing activities was $1.6 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively, and is primarily due to the proceeds and excess tax benefits related to the exercise of stock options and cash received from government grants.
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
Credit Facilities
In July 2006, we entered into a $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (7.75% at September 30, 2007) or LIBOR plus 1.50%. Under this credit facility, we had $1.6 million outstanding in letters of credit at September 30, 2007. At September 30, 2007 there were no outstanding borrowings under this credit facility, and $18.4 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At September 30, 2007, we were in compliance with all restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of September 30, 2007. The following table summarizes, as of September 30, 2007, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Oct. 1 -
	Total	Dec. 31, 2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$14,689	$790	$3,038	$2,536	$2,252	$2,074	$3,999
Capital lease obligations	132	22	76	34	—	—	—
Professional athlete sponsorships	3,445	1,058	1,997	390	—	—	—
Contractual letters of credit	1,627	1,627	—	—	—	—	—

Total	$19,893	$3,497	$5,111	$2,960	$2,252	$2,074	$3,999

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
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five-year period ending September 30, 2012, is approximately $1.9 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.
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

Vulnerability Due to Concentrations
     As of September 30, 2007, our customer base of retailers located in the United States, Europe, Canada and South America included approximately 2,250 accounts that operate approximately 4,800 store locations and 37 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 26% of our product revenues in 2006 and approximately 17% of our product revenues for the nine months ended September 30, 2007. No other customer accounted for more than 10% of our product revenues in 2007 or 2006.
     Sales to Pacific Sunwear decreased 5.9%, or $2.2 million, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We may continue to see sales to Pacific Sunwear decline, and we currently expect an approximate 10% decrease in sales to Pacific Sunwear for 2007 compared to 2006. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2006, we contracted for the manufacture of our products with approximately 30 foreign manufacturers and five domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 15% and 12%, respectively, of our product costs in 2006, and approximately 18% and 14%, respectively, of our product costs for the nine months ended September 30, 2007.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     We own subsidiaries in Switzerland and France, which operate with the Swiss Franc and Euro as their functional currency, respectively. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
     A significant portion of our sales have been made in U.S. dollars except for sales made in Canada, which are made in Canadian dollars. For the nine months ended September 30, 2007 and September 30, 2006, we derived 13.1% and 12.8%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.
     As our directly controlled European operations have been just recently established, and our Canadian accounts receivable, accounts payable and cash balances represent a small portion of our total assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. We may enter into future transactions in order to hedge our exposure to foreign currencies.
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
Interest Rate Risk
     We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at September 30, 2007. The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (7.75% at September 30, 2007) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2006, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
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
Item 1A. Risk Factors.
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.
If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and Dragon Crowd or such manufacturers are no longer able to meet our needs, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.
     Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Dragon Crowd and Ningbo Jehson Textiles, totaled approximately 15% and 12%, respectively, of our product costs in 2006, and approximately 18% and 14%, respectively, of our product costs for the nine months ended September 30, 2007. A loss of either or both of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.
One retail customer represents a material amount of our revenues, and the loss of this retail customer or continuing reduced purchases from this retail customer may have a material adverse effect on our operating results.

     One customer, Pacific Sunwear, accounted for approximately 26% of our product revenues in 2006 and approximately 17% of our product revenues for the nine months ended September 30, 2007. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 5.9%, or $2.2 million, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We currently project an approximate 10% decrease in sales to Pacific Sunwear for 2007 compared to 2006. We have also provided preliminary guidance that we also expect Pacific Sunwear sales to be down approximately 10% in 2008 compared to 2007. We may see sales to Pacific Sunwear decline even beyond these projected amounts. It is unclear where our sales to Pacific Sunwear will trend in the longer term, as Pacific Sunwear appears to be increasing its private label business, focusing more on gross margin with its branded business and lessening overall inventories. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected if Pacific Sunwear continues to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse effect on our operating results.
The current uncertainty surrounding the United States economy coupled with cyclical economic trends in apparel retailing could have a material adverse effect on our results of operations.

     The apparel industry historically has been subject to substantial cyclicality. As the economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of premium apparel and related products may decline. Due to the current uncertainty surrounding the United States economy, we have noticed a higher level of caution from our customers than in past years. This caution may result in lower than expected orders and increased inventory controls by some of our customers. A recession in the general economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not sell any unregistered equity securities or purchase any of our securities during the period ended September 30, 2007.
     We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, and $12.8 million for developing our infrastructure in Europe. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.

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

Volcom, Inc.

Date: November 9, 2007	/s/ Douglas P. Collier Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002