Form 10-K
period 2007-12-31
Volcom Inc
filed 2008-02-29
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51382

Volcom, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0466919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Monrovia Avenue	92627
Costa Mesa, California (Address of principal executive offices)	(Zip Code)

(949) 646-2175
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2007, the end of the most recently completed second quarter, was approximately $751.1 million.

As of February 15, 2008, there were 24,349,520 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders, which will be held on May 6, 2008.

i

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other documents we file with the Securities and Exchange Commission, or SEC, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements with terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or similar expressions as they relate to us and our business, industry, markets, retailers, licensees, manufacturers and consumers. Such forward-looking statements, including but not limited to statements relating to expected growth and strategies, future operating and financial results, financial expectations and current business indicators, are based upon current information and expectations, and are subject to change based on factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from these forward-looking statements as a result of numerous factors, some of which are described herein under Item 1A “Risk Factors”. We are not under any duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS

We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, footwear, accessories and related products under the Volcom brand name. We believe that we have one of the world’s leading brands in the action sports industry, built upon our history in the boardsports of skateboarding, snowboarding and surfing. Our position as a premier brand in these three boardsports differentiates us from many of our competitors within the broader action sports industry and has enabled us to generate strong growth in revenues and operating income.

Our products, which include t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim, outerwear, sandals, girls swimwear and a complete collection of kids clothing for young boys ages 4 to 7 years, combines fashion, functionality and athletic performance. Our designs are infused with artistic elements that we believe differentiate our products from those of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories. We seek to offer products that appeal to both boardsport participants and those who affiliate themselves with the broader action sports youth lifestyle.

For our Spring 2007 line, we launched new product extensions to complement our current product offerings. These new product extensions include a complete line of sandals and slip-on footwear, branded Creedlers; a complete collection of kids clothing for young boys ages 4 to 7 years; and a girls swimwear line. The Creedlers and kids line began shipping in December 2006, and the girls swimwear line began shipping in February 2007.

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

We seek to enhance our brand image by controlling the distribution of our products. We sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand and that provide a superior in-store experience. This strategy has enabled us to develop strong relationships with key boardsport and youth lifestyle retailers that share our focus. As of December 31, 2007, our customer base of retailers included approximately 2,250 accounts that operated approximately 4,800 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 37 distributors in countries not serviced by our licensees. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Macy’s, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Tilly’s, Val Surf, West Beach and Zumiez. Our products are sold over the Internet through selected authorized online retailers. At December 31, 2007, we operated six full-price Volcom branded retail stores located in California and Hawaii, where we are able to present our brand message directly to our target market.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. Our product revenues in the United States were $174.3 million, $157.6 million and $128.2 million for 2007, 2006 and 2005, respectively. Revenues from our European operations were $40.1 million, $4.5 million and $0.3 million for 2007, 2006, and 2005, respectively. The increase in revenues from our European operations in 2007 was generally a result of the transition of our European operations from a licensee model to a direct control model. Product revenues from operations other than those generated in the United States or Europe were $50.8 million, $39.1 million and $28.2 million for 2007, 2006 and 2005, respectively. We also license our brand in other areas of the world, including Australia, Indonesia, South Africa and Brazil, to entities that we believe have valuable local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreement with our European licensee terminated on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. In anticipation of the expiration of our license agreement with Volcom Europe, we have established our own operations in Europe and have taken direct control of the Volcom brand in Europe. As a result, we will continue to experience a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we continue to build the necessary infrastructure and hire employees to further establish and support our own operations in Europe. However, our product revenues have increased in Europe as we now recognize revenue from the direct sale of our products in this territory.

As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007, and delivered our first full season product line during the third quarter of 2007. We continue to build the necessary infrastructure to support these European operations. Our current European team consists of approximately 86 employees made up of design, production, sales, information technology and management positions.

On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $25.3 million. Known for its volt logo, Electric is a core action sports lifestyle brand. The company’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric has an established global platform which we believe will serve as the foundation for further growth. The company was founded in 2000 by industry veterans Kip Arnette and Bruce Beach and is headquartered in Orange County, California.

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

Products

We design and distribute an innovative collection of young mens and young womens clothing, footwear and accessories inspired by the boardsports of skateboarding, snowboarding and surfing. Our products are created for participants in these sports, as well as those who affiliate themselves with the broader action sports lifestyle. All of our clothes and accessories are sold under the Volcom brand and typically retail at premium prices.

We have six primary product categories: mens, girls, boys, footwear, girls swim and snow. The principal products sold within these categories are:

T-Shirts and Fleece.  We believe our prints and designs distinguish our t-shirts and fleece from those of our competitors and are staple items for our consumers. The majority of these items display a distinctive art style, utilizing unique treatments, placements of screened images, designs and embroideries. On some of our t-shirts and fleece, we promote our Featured Artist Series, a program in which we work closely with boardsports athletes and relevant artists associated with our target market to design certain products. Most pieces prominently display the Volcom name or the Volcom Stone logo. The typical U.S. retail price for our t-shirts ranges from approximately $19 to $32, and from approximately $36 to $86 for our fleece.

Tops and Jackets.  Our knit and woven tops and casual jackets are recognizable for their bold and creative styling. Many of our designs are built on traditional fashions, with a distinctive Volcom image or style feature that creates a distinguishing look our consumers have come to expect. The typical U.S. retail price for these items ranges from approximately $29 to $64 for knit and woven tops and approximately $60 to $150 for a casual jacket.

Bottoms.  We design a variety of casual and dress pants, shorts and skirts. Our bottoms are generally made using cotton or cotton-blend fabrics. Our bottoms are designed to be both functional and distinctive and generally have one or more elements that provide a unique Volcom look. The typical U.S. retail price for our bottoms ranges from approximately $42 to $58 for shorts or skirts and approximately $50 to $64 for casual dress pants.

Denim.  We first introduced our Volcom brand jeans in 1993 and they have become one of our most popular product lines. The design and construction of our denim products is directly influenced by our skateboard team. We offer denim products in a variety of washes and fits to suit individual preferences for appearance and functionality. The typical U.S. retail price for our denim products ranges from approximately $60 to $152.

Boardshorts.  We introduced our boardshorts line in 1992. Our boardshorts are designed with input from our surf team and incorporate technical features such as mesh paneling and enhanced waterproof zipper fly technology. Our boardshorts are known for their art inspired prints and unique embellishments. The typical U.S. retail price for our boardshorts ranges from approximately $48 to $64.

Outerwear.  Our outerwear products, which were introduced in 2000, consist of technically advanced jackets and pants that are designed to meet the demands of snowboarding. Our outerwear is designed with a number of technical features and fabrics and includes significant input from our snowboard team. Some of the technical aspects of our outerwear include Gore-Tex® fabrics, taped and welded seam construction, waterproof zippers and our patent pending Zip-Tech jacket/pant connection system. We believe that our outerwear provides consumers with a distinctive mix of fashion and technical performance, which distinguishes it from many of our competitors’ products. The typical U.S. retail price for our outerwear ranges from approximately $100 to $440 for pants and approximately $90 to $500 for jackets.

Accessories.  We also sell a variety of accessories such as hats, wallets, ties, belts and bags to complement our clothing lines. The typical U.S. retail price for our accessories ranges from approximately $20 for hats to approximately $200 for large bags.

Creedlers.  We recently introduced a complete line of sandals, slippers and vulcanized slip-on footwear, branded Creedlers. These products are sold year round and are offered in our mens, boys and girls categories. They are generally distributed within our existing customer base. The typical U.S. retail price for the Creedlers ranges from approximately $12 to $44 for sandals, $36 to $40 for slippers and $42 to $110 for vulcanized slip-on footwear. We are currently shifting away from our vulcanized slip-on category to concentrate primarily on the sandal and slipper categories.

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

V.co-Operative.  We also partner with our team riders to design certain signature product styles, called V.co-Operative, such as those designed in conjunction with team riders Bruce Irons, Mark Appleyard, Ozzie Wright, Ryan Sheckler, Dean Morrison, Bjorn Leines, Geoff Rowley and Dustin Dollin.

Music and Film.  We also generate revenues from the sale of music produced by our label, Volcom Entertainment, and films produced by Veeco Productions, our film production division.

Electric.  With our acquisition of Electric in January 2008, we now also offer a full line of sunglasses and goggles under the Electric brand name. We also offer t-shirts, fleece and accessories under the Electric brand name.

Product Design

We believe that our reputation for creativity and innovation enables us to design products that continuously evolve in style and functionality while remaining attractive to consumers in our target market and to our retail accounts. We have put in place design processes that we believe allow us to respond quickly to changing consumer tastes and preferences.

We employ design and product development teams located in our Orange County, California headquarters and our European headquarters. These teams are organized into groups that separately focus on our mens, girls, boys, snow, Creedler and girls swimwear categories. In addition to our in-house design team, each of our international licensees employs designers and merchandisers to create products that reflect local trends, while maintaining our brand image. Our in-house design team and designers from our international licensees generally meet several times each year to collaboratively develop designs that reflect fashion trends from around the world. Additionally, design teams for each product category participate in at least three trips per year to locations known for their influence on fashion and style, such as New York, Paris, London, Sydney and Tokyo. Our domestic designers and those of our international licensees share the majority of our seasonal styles, resulting in a consistent look for Volcom products sold worldwide. We also involve our team riders and core retail accounts in the design process. We believe that team rider input adds to the style and functionality of our products and reinforces the credibility and authenticity of our brand. We also believe that involving our retailers provides us with additional insight into consumer preferences.

Our design calendar is typically organized around four major seasons: spring/summer, fall, snow and holiday. As a result of the feedback gathered from our sponsored athletes and core retailers, we are able to incorporate new looks and features into each season’s product line. These changes range from evolutions within our basic product lines to new fashion-forward styles.

Manufacturing and Sourcing

We generally contract for the manufacture of each of our product lines separately based on our fabric and design requirements. We do not own or operate any manufacturing facilities, and source our products from independently-owned manufacturers. Our apparel and accessories are generally purchased or imported as finished goods, and we purchase only a limited amount of raw materials. Our manufacturers operate facilities using advanced machinery and equipment, and we believe these manufacturers represent some of the strongest in their industry. In 2007, we imported over 85% of our products from China and Mexico, with Asian manufacturers producing the majority of our imported products. Our t-shirts are screen-printed in the United States, which has resulted in short lead times and has enabled us to react quickly to reorder demand from our retailers and distributors.

We have developed a sourcing process that allows us to maintain production flexibility and to avoid the capital expenditures and ongoing costs of operating an in-house manufacturing function. During 2007, we contracted for the manufacture of our products with approximately 45 foreign manufacturers. Approximately 72% and 13% of our total product costs during 2007 and approximately 61% and 13% of our total product costs during 2006 were derived from manufacturing operations in China and Mexico, respectively. We also contract with several domestic screen printers. Other than Dragon Crowd and Ningbo Jehson Textiles, two of our manufacturers located in China that accounted for 19% and 14% of our product costs during 2007, respectively, and for 15% and 12% of our product costs during 2006, respectively, no single manufacturer of finished goods accounted for more than 10% of our production expenditures during 2007 or 2006. We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. We evaluate our vendors primarily on the quality of their work, ability to deliver on time and cost. Representatives from our design and production staff visit and formally assess our foreign contract manufacturers multiple times per year. We also use the services of third parties to assist us in quality control and to ensure that our manufacturers are in compliance with applicable labor practices. These third parties generally perform periodic social compliance audits, provide regular quality inspections, monitor delivery deadlines and assess overall vendor performance. We believe that our commitment to quality control and our monitoring procedures are an important and effective means of maintaining the quality of our products and our reputation among consumers.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”).

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

Additionally, China offers a rebate tax on exports, which has recently been reduced due to pressures from the United States and other countries to control the amount of exports from China, which has increased costs. These cost increases, along with the rising currency and labor shortages in China, will have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there will be increased pressure on costs and we intend to closely monitor our sourcing in China to avoid disruptions.

Distribution and Sales

We seek to enhance our brand image by controlling the distribution of our products and selling to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image. Our customer base as of December 31, 2007, included approximately 2,250 retail accounts that operate approximately 4,800 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 37 distributors in countries not serviced by our licensees. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Laguna Surf & Sport, Macy’s, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Tilly’s, Utility, Val Surf, West Beach and Zumiez. We encourage our retailers to maintain specific merchandise presentation standards. Our products are offered over the Internet through selected authorized online retailers. At December 31, 2007, we operated six full-price Volcom branded retail stores located in California and Hawaii. We are currently evaluating opening approximately four additional full-price Volcom branded retail stores during 2008 to be located in strategic markets across the United States where we believe we can best present our brand message directly to the consumer. In addition to our retail accounts, we sell to distributors in Latin America, Asia Pacific and other developing markets throughout the world. We distribute our products directly in Canada.

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

We maintain a national sales force of independent sales representatives. These representatives are compensated on a commission basis, which we believe provides them with strong incentives to promote our products. We are typically the exclusive apparel brand sold by these representatives, who may also sell complementary products from other companies. For certain of our larger retail accounts and distributors, we manage the sales relationship in-house rather than using independent sales representatives.

We employ an in-house sales team to serve major national accounts, such as Zumiez, Pacific Sunwear, Nordstrom, Macy’s, Tilly’s and Dillards. We currently have six employees dedicated to our major accounts. We also employ an in-house sales team to serve international territories not represented by one of our international licensees, such as Canada, Asia Pacific and Latin America. We currently have three employees dedicated to this effort who build and maintain relationships in those markets.

In order to maintain sufficient inventories to meet the demands of our retailers, we typically pre-book orders in advance of delivery. None of our sales agreements with any of our customers provides for any rights of return. As is customary in our industry, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image.

We inspect, sort, pack and ship substantially all of our products, other than those sold by our licensees or in Canada, from our distribution center at our headquarters and our offsite distribution warehouse, both located in Orange County, California. We distribute our products sold in Canada through a third-party distribution center located in Kamloops, British Columbia. All products received into these distribution centers are subject to our strict quality control standards, which include cross-referencing each style back to the pre-production and fit comments, which were made throughout the production cycle, reviewing design comments against product shipments, overall shipment inspection for water or other damage by our receiving department, and garment inspection and specification measurements by our quality control department.

Licensing

We serve Australia, Brazil, South Africa and Indonesia through license agreements with four independent licensees. Our license agreement with our European licensee terminated on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As part of our international strategy, we have established our own operations in Europe in order to take direct control of the Volcom brand in Europe. We have a 13.5% ownership interest in our Australian licensee, Volcom Australia. As of December 31, 2007, Volcom branded products sold by our licensees can be found in over 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia.

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

Our international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date

Australia	June 30, 2012	N/A
Brazil	December 31, 2008	December 31, 2013
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2009	December 31, 2014

In the future, we may assume responsibility for serving territories that are currently represented by our licensees in order to better control our international distribution and branding. We may accomplish this by acquiring some of our licensees or by establishing our operations abroad in anticipation of the expiration of our license agreements. We believe directly controlling our international distribution will result in increased international revenues and profitability. Certain of our license agreements may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. Pursuant to our international growth strategy, we established our own operations in Europe in anticipation of the expiration of our licensing agreement with our European licensee on December 31, 2006. We recently completed the construction of our European headquarters in Anglet, France and delivered our first full season of product line during the third quarter of 2007. In addition, we continue to build the necessary infrastructure to support these European operations.

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

Skateboarding

•	Geoff Rowley — Geoff won the prestigious Thrasher Skater of the Year in 2001 and has been on the cover of many major skateboard publications. He remains one of the highest profile skateboarders at the core level on our team.

•	Mark Appleyard — Mark was named the Transworld Street Skater of the Year in 2007 and 2003. Mark was also the Thrasher Skater of the Year in 2003 and won the Transworld Reader’s Choice Award for 2004.

•	Ryan Sheckler — Ryan turned professional in 2003 at the age of thirteen. Since turning professional, he has been crowned the overall winner of the Dew Action Sports Tour in the skateboard park event and the athlete of the year for the entire tour in 2007, 2006 and 2005, placed first at the Vans Triple Crown in 2005, the Slam City Jam in Vancouver, Canada in 2003, the 2003 X Games Park Final, the Gravity Games in 2003 and the LG Action Sports Contest in 2004. He also placed second at the 2005 World Globe Cup. Ryan is featured in the most recent version of Tony Hawk’s video game “Project 8”. In addition, Ryan won the 2006 Champion of Globe’s Global Assault skateboard contest in Australia. Ryan was also selected as one of Sport Illustrated’s Top 10 Crowd Pleasers of 2005. Fuel TV crowned Ryan the 2006 Skateboarder and Rider of the Year at the Arby’s Action Sports Awards. Ryan also stars in his own hit TV show on MTV called “Life of Ryan.”

•	Rune Glifberg — Rune won a total of seven contests in 2007 and was quoted by World Cup Skateboarding’s website as “the undisputed King of concrete comps.” His victories include Bondi Bowl-A-Rama in Australia; Vans Pro-tec Pool Party in Orange County, California; Quiksilver Bowlriders in Malmo, Sweden; The Copenhagen Pro in Denmark; the 2007 Vert World Championship in Germany; Oregon’s Trifecta; and Volcom Stone’s Mini Ramp Big Gig in Orlando, Florida.

Snowboarding

•	Terje Haakonsen — Terje’s championships include, among others, two-time Air & Style Champion, three-time U.S. Open Half-Pipe Champion, three-time International Snowboard Federation World Half-Pipe Champion, six-time Mt. Baker Banked Slalom Champion and five-time European Half-Pipe Champion. Recently, Terje set the world record (9.8 meters) for the biggest backside 360 at the 2007 Arctic Challenge. In 2008, Terje released a television show on Fuel TV featuring six episodes of his travels around the globe.

•	Bjorn Leines — Bjorn placed fourth in Slopestyle at the 2005 X Games, won the 2003 Red Bull Heavy Metal, has twice been ranked second by Snowboarder magazine for Rider of the Year, is a featured rider in Xbox games Amped and Amped 2 and has been a Transworld Snowboarding Magazine Reader’s Choice Award nominee.

•	Kevin Pearce — Kevin won his first major international event during the 2006/2007 season at the Toyota Big Air in Sapporo, Japan. Also during the 2006/2007 season, he went on to win the Nippon Open Slopestyle, The Artic Challenge quarter-pipe contest, and received second place at the Abominable Snow Jam in both half-pipe and quarter-pipe. Kevin finished the 2006/2007 season ranked 4th in the Ticket To Ride (TTR) world rankings for the 2006/2007 season. In the 2007/2008 season, Kevin won the world’s largest snowboard event, The Munich Air and Style, landing a cab 1260 in front of 30,000 fans. Kevin has also landed 3rd on the podium at the X-Trial quarter-pipe in Tokyo, Japan, and won the European Open half-pipe in Laax, Switzerland. At the 2008 Winter X-Games in Aspen, Colorado, Kevin earned 2nd in Big Air, 2nd in Slopestyle and 3rd in Super-Pipe. Kevin also won the Air and Style quarter-pipe contest in Innsbruck, Austria, as well as the 2008 Arctic Challenge in Norway. He is currently ranked 1st in the world on the TTR World Snowboard Tour.

•	Janna Meyen — Janna is a 2006, 2005 and 2004 X Games gold medalist and was crowned the 2004 Women’s Rider of the Year by Transworld Snowboarding Magazine. Her abilities range from big mountain riding to halfpipe, slopestyle and handrails.

•	Elena Hight — Elena was the youngest member of the 2006 U.S. Winter Olympic Snowboarding team and placed sixth at the Winter Olympic Halfpipe event. Elena won the Vans Cup snowboard halfpipe competition in 2007. She also won the Overall Burton Abominable Snow Jam in 2006, placed second at the first two Grand Prix of Snowboarding events of the 2006/2007 season and placed third at the Winter X Games in 2007. She was voted Womens 2006 Rookie of the Year by Transworld Snowboarding Magazine and the 2006 Grom of the Year at the Fuel Action Sports TV Awards.

Surfing

•	Bruce Irons — Bruce is beginning his fifth year of the Association of Surfing Professionals, or ASP, World Championship Tour, or WCT. Bruce won the 2005 Eddie Aikau Big Wave Invitational at Waimea Bay in Hawaii and the Mr. Price Pro, a six-star WQS event. Bruce has also won the prestigious WCT Pipemasters event, held at the Banzai Pipeline on the North Shore of Oahu. Bruce was voted ASP Rookie of the Year for the 2004 WCT season and finished in fifth place in the 2007 Surfer Magazine Readers Choice Poll. In 2008, he finished a close second in the prestigious Backdoor Shootout in massive surf at Pipeline.

•	Dean Morrison — Dean is one of the top surfers in the world and is a major player on ASP’s WCT. Dean finished second at the WCT Pipemasters event in December 2007. This massive result rocketed him into ninth place on ASP’s WCT tour in 2007. Dean also received his first cover of Surfer Magazine in 2007. He won the WCT event at his home break at Snapper Rock, Australia in 2003.

•	Ozzie Wright — Ozzie is one of the world’s most unique and talented free surfers. The combination of his talent, including surfing, art and music, has proven that he is one of the most marketable athletes in the sport. Ozzie pushes the sport of surfing with his innovative and progressive approach. In 2007, he was featured on the cover of Surfing Magazine. Most recently, he is at the forefront of pushing some of surfing’s newest tricks, including a kickflip, which is a skateboard maneuver that has never been completed on a surfboard.

We sponsor additional high-profile boardsport athletes. Some of these athletes include Dustin Dollin, Darrell Stanton, Caswell Berry, Wille Yli-Luoma, Seth Huot, Gigi Ruf, and Gavin Beschen. In 2007, we also entered into sponsorship agreements with selected motocross athletes.

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

Print Advertisements

We place the majority of our print advertisements in boardsports magazines such as Thrasher, Transworld Skateboarding and Snowboarding, Snowboarder, Surfing and Surfer. We also advertise in fashion lifestyle magazines such as Anthem, Vice and Swindle. We combine athletes, lifestyle, innovative visual designs and our unique style into our advertisements. Our internal art department designs all of our advertisements, including most of those placed in international publications to support our licensees. We do not generally use outside advertising agencies. By maintaining complete creative control of our advertisements, we are able to ensure that our brand image remains consistent with our heritage and passion for action sports.

Music

We operate our own music label, Volcom Entertainment, which identifies and signs musical artists and produces and distributes recordings in the form of CDs, digital downloads, vinyl LPs and wireless media worldwide through our retail accounts, music retailers and online distribution channels. Some of our best-known artists include Year Long Disaster, a rock band from Los Angeles; Valient Thorr, a rock band from Chapel Hill, North Carolina; Riverboat Gamblers, a rock band from Austin, Texas; ASG, a rock band from Wilmington, North Carolina; Totimoshi, a rock band from Oakland, California; and Birds Of Avalon, a rock band from Raleigh, North Carolina. We believe that this component of our marketing platform provides us with a creative and artistic medium to connect with our target market and differentiates us from our competitors. As of December 31, 2007, our music label had distributed over 50 titles and sold over 300,000 units worldwide.

While we currently generate modest revenues from sales of music, these products reinforce our brand image. During 2007, we launched “The Volcom Tour,” a company branded international music tour featuring our artists. We also operate and sponsor an annual music competition for unsigned rock bands called the “Band Joust.” Additionally, our bands play at tradeshows, account demonstrations and other Volcom events. We have entered into a distribution arrangement with WEA Rock LLC, pursuant to which ADA, a music distribution company owned by Warner Music Group, distributes our music. This arrangement provides us with a greater array of worldwide distribution options for our bands. We intend to continue to promote Volcom Entertainment as an enhancement to our brand.

Film

We produce skateboarding, snowboarding and surfing films that feature our sponsored athletes through Veeco Productions, our film production division. We started this division in 1993, and believe that our films, like our music, are an integral part of our marketing and branding efforts.

Veeco has produced over 15 films including Alive We Ride, The Garden, Subjekt: Haakonsen, Magnaplasm, Chichagof and The Bruce Movie. In 2007, we produced The Dawn of the Stone Age, which is an animated cartoon based on the high profile athletes on our surf team. Also in 2007, our Australian licensee produced Let’s Live, a skateboard movie starring the Volcom Australia skateboard team as well as other international Volcom riders. In 2006, we released our newest snowboarding movie Escramble. Our films have been critically acclaimed and have won awards such as Best Core Film at the X-Dance Film Festival, Best Cinematography for a Snow Movie at the Unvailed Band and Board Event, Surfer Magazine’s Video of the Year and Surfer Magazine’s Video Award for Best Performance by a Male Surfer (Bruce Irons — twice). In our films, we feature Volcom team riders such as Geoff Rowley, Terje Haakonsen and Bruce Irons wearing Volcom branded products, which emphasizes our boardsports heritage and close association with leading boardsports athletes. Our films are distributed to our retail customers, as well as music and video stores and rental chains. We have typically produced and distributed approximately one to two new films per year.

Featured Artist Series

In 1995, we introduced the Volcom Featured Artist Series. This series was developed to showcase the artistic depth of our brand. We produce t-shirts and other products featuring the artwork of team riders, employees and other talented artists affiliated with us and the action sports community. The art created by our featured artists has been shown in art shows around the world, including exclusive exhibits at some of our company-owned retail stores. The Volcom Featured Artist Series is important to our brand and differentiates us from our competition.

Retail

We currently operate six full-price Volcom branded retail stores located in California and Hawaii. We believe that operating company-owned, branded retail stores is an effective way for us to promote our products, athletes and brand image. The Volcom stores are stocked with much of our product line, as well as limited edition goods only available in our stores. Our Volcom stores regularly host events with our athletes, Volcom featured artists and musicians, which attract consumers and enable us to showcase our brand. The design and layout of the stores, which include an assortment of our apparel, art presentations, a music listening station with Volcom Entertainment titles and a Veeco Productions section with all of our film titles, exemplifies our philosophy of change and youth culture. We are evaluating a limited number of markets for future Volcom stores. We are currently evaluating opening approximately four Volcom branded retail stores during 2008 to be located in strategic markets across the United States where we believe we can best present our brand message directly to the consumer. Our licensees currently operate Volcom branded retail stores in such places as Japan, Brazil, South Africa and Thailand. We also license 3 Volcom outlet stores, located in California and Nevada.

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

Principal Customers

As of December 31, 2007, our customer base included approximately 2,250 accounts that operated approximately 4,800 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 37 distributors in international territories not serviced by one of our licensees. In 2007, 2006 and 2005, 33%, 44% and 47%, respectively, of our product revenues were derived from our five largest customers. Other than Pacific Sunwear, which accounted for 18%, 26% and 29% of our product revenues in 2007, 2006 and 2005, respectively, no single customer accounted for more than 10% of our product revenues during 2007, 2006 or 2005. We believe that revenues from our five largest accounts, including Pacific Sunwear, will continue to decrease as a percentage of our overall revenues as we continue to diversify our account base and experience a full year of contribution from our recently established European operations.

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

Trademarks

We own the Volcom and Volcom Stone Design trademarks and various combinations of these marks in approximately 100 countries around the world. We also own the Electric and Electric Volt logo in approximately 20 countries around the world. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are mainly for use on apparel and related accessories and for retail services. We also apply for and register our Volcom Entertainment and Veeco Productions trademarks in the United States and internationally mainly for use with our music and film products. We believe our trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. Trademarks registered outside of the United States typically have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application.

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

Employees

We believe our employees are among our most valuable resources and have been an important part of our success. As of December 31, 2007, we had a total of 337 full-time European and domestic employees, including 102 in sales, art and marketing, 66 in general and administration, 49 in design and development, 45 in manufacturing support and 75 in warehousing operations. We are not party to any labor agreements and none of our employees is represented by a labor union. We consider our relationship with our employees to be excellent and have never experienced a work stoppage.

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

Pacific Sunwear accounted for approximately 18% of our product revenues in 2007 and approximately 26% in 2006. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 9%, or $4.7 million, for 2007 compared to 2006. We currently project that Pacific Sunwear sales will be down approximately 10% in 2008 compared to 2007 and will be down approximately 40% in the first quarter of 2008 compared to the first quarter of 2007. We may see sales to Pacific Sunwear decline even beyond these projected amounts. It is unclear where our sales to Pacific Sunwear will trend in the longer term, as Pacific Sunwear appears to be increasing its private label business and lessening overall inventories. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

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

In January 2007, we announced the lease of an approximate 164,000 square foot distribution center located in Irvine, California. We are also currently implementing a more automated warehouse management system in the new distribution center than what exists in our current distribution center. We began shipment of our boys, girls swim and Creedlers product lines in the fourth quarter of 2007 and plan to ship all product lines from the new warehouse beginning with the Fall 2008 product line. The move from our current distribution center located at our headquarters to our new off-site distribution center and the implementation of the new warehouse management system could affect our ability to make on-time deliveries of the correct product to retailers during 2008. If we are unable to deliver the correct products on-time to our retailers, our financial results could be materially affected.

If the United States continues to impose tariffs and import quota restrictions on products manufactured in China and we are unable to obtain sufficient product from countries other than China or from domestic sources, or if the products we obtain from these other countries or domestic sources are of insufficient quality, it could materially affect our gross margin and financial performance.

Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership into the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). In June 2005, safeguard quota provisions were implemented on certain apparel categories to restrict the amount of apparel being imported into the United States by China. These safeguard quota provisions will remain intact until the end of 2008. Virtually all of our merchandise imported into the United States is subject to duties. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). Beginning January 1, 2008, our imports from China to Europe are quota-free. The United States and other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels. The establishment of these quotas or additional quotas or duties could cause disruption in our supply chain and could materially adversely affect our gross margin and financial performance.

Additionally, China offers a rebate tax on exports, which has recently been reduced due to pressures from the United States and other countries to control the amount of exports from China, which has increased costs. These cost increases, along with the rising currency and labor shortages in China, will have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there will be increased pressure on cost and we intend to closely monitor our sourcing in China to avoid disruptions.

If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and Dragon Crowd, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.

Our manufacturers could cease to provide products to us with little or no notice. Two contractors, Dragon Crowd and Ningbo Jehson Textiles, accounted for 19% and 14%, respectively, of our product costs in 2007, and 15% and 12%, respectively, of our product costs in 2006. A loss of either or both of these manufacturers or other key manufacturers may result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and may require the establishment of new manufacturing relationships, which involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. If we are required to establish new manufacturing relationships, we would likely experience increased costs in seeking out such relationships, disruptions in the manufacture and shipment of our products while seeking alternative manufacturing sources and a corresponding loss of revenues.

If our new product initiatives are not accepted by our customers or if we are unable to maintain our margins, it could materially affect our financial performance.

We are currently in the process of introducing several new product lines, including our Creedlers sandals, girls swimwear and kids lines. These categories are subject to intense competition in the marketplace. As is typical with new products, market acceptance of these new lines is uncertain and achieving market acceptance may require substantial marketing efforts and expenditures. We also cannot assure you that these new products will have the same or better margins than our current products. The failure of the new product lines to gain market acceptance or our inability to maintain our current product margins with the new lines could adversely affect our business, financial performance and brand image.

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

If we are unable to successfully integrate the operations of Electric, our business and earnings may be negatively affected.

The acquisition of Electric will involve significant integration efforts. Successful integration of the operations of Electric will depend primarily on our ability to consolidate operations, systems, procedures, properties and personnel. The acquisition will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of us and Electric. We cannot assure you that we will be able to integrate Electric’s operations without encountering difficulties including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from the acquisition, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of Electric and may not realize expected benefits from the acquisition within the expected time frame, if at all.

As a result of our acquisition of Electric, we face greater challenges in managing an additional brand and related products.

While we believe that we have significant experience in managing our clothing, accessories and related products with the Volcom brand name and their respective channels of distribution, with our acquisition of Electric, we have further penetrated the action sports industry and have added a second brand and additional product categories. If we are unable to effectively manage our multiple product lines, our profitability and cash flow may be reduced and our brand image and reputation could be harmed.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our revenues from $76.3 million in 2003 to $268.6 million in 2007. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.

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

As of December 31, 2007, our executive officers, directors and their affiliates beneficially own or control approximately 23.4% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott own approximately 8.9% and 14.5%, respectively, of the 24,349,520 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our principle executive, administrative, warehousing and distribution offices are located in Costa Mesa, California. We entered into an agreement to lease an additional distribution facility in Irvine, California, which became operational in the fourth quarter of 2007. As a result of the existing and planned improvements to our current headquarters and the additional Irvine distribution facility, we believe our current facilities will be adequate to meet our needs for the next twelve months.

The location, general use, approximate size and lease renewal date of our material properties as of December 31, 2007, none of which is owned by us, except for the building in Anglet, France, are set forth below:

Location	Use	Term	Square Feet

Costa Mesa, California	Global headquarters	July 2014	104,000
Irvine, California	Distribution center	September 2017	164,000
Anglet, France(1)	European headquarters	May 2036	34,000

(1)	We own the facilities located on the leased land in Anglet, France.

As of December 31, 2007, we also operated six retail stores in California and Hawaii on leased premises. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

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

	Price Range of
	Common Stock
	High	Low

Year Ended December 31, 2007
First Quarter (March 31, 2007)	$37.55	$28.13
Second Quarter (June 30, 2007)	$51.00	$34.14
Third Quarter (September 30, 2007)	$50.64	$33.83
Fourth Quarter (December 31, 2007)	$45.00	$21.51
Year Ended December 31, 2006
First Quarter (March 31, 2006)	$40.71	$31.80
Second Quarter (June 30, 2006)	$37.78	$27.13
Third Quarter (September 30, 2006)	$32.16	$18.52
Fourth Quarter (December 31, 2006)	$33.25	$23.91

The approximate number of holders of record of our common stock as of February 15, 2008 was 43.

On February 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $20.84 per share.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2007.

Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans as of December 31, 2007:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	442,400	$19.52	2,638,665
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	442,400	$19.52	2,638,665

We do not maintain any equity-based compensation plan that has not been approved by our stockholders or any employee stock purchase plan.

Use of Proceeds

We affected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, approximately $25.2 million for developing our infrastructure and European headquarters in Europe, and $25.3 million to acquire all of the outstanding membership interests in Electric Visual Evolution, LLC. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, any earn-out payments to the shareholders of Electric, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.

Performance Graph1

The following graph shows a comparison of cumulative total returns for Volcom, the NASDAQ Stock Market Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index during the period commencing on June 30, 2005 (the date of our first day of trading) and ending on December 31, 2007. The comparison assumes $100 was invested on June 30, 2005 in each of our common stock (at the initial offering price), the NASDAQ Stock Market Composite Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index and assumes the reinvestment of all dividends, if any. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Annual Percentage Return

	06/29/05	12/31/05	12/31/06	12/31/07
Volcom, Inc	100.00	179.00	155.63	115.95
NASDAQ Composite	100.00	107.89	120.20	131.33
S&P Apparel, Accessories & Luxury Goods	100.00	105.53	136.92	95.22

1 This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenues:
Product revenues	$265,193	$201,186	$156,716	$110,601	$74,389
Licensing revenues	3,420	4,072	3,235	2,574	1,877

Total revenues	268,613	205,258	159,951	113,175	76,266
Cost of goods sold	138,570	103,237	78,632	58,205	39,384

Gross profit	130,043	102,021	81,319	54,970	36,882
Selling, general and administrative expenses	79,411	58,417	42,939	30,585	22,919

Operating income	50,632	43,604	38,380	24,385	13,963
Other income (expense)	4,374	4,069	1,101	(6)	106

Income before provision for income taxes	55,006	47,673	39,481	24,379	14,069
Provision for income taxes(1)	21,671	18,920	10,475	374	214

Income before equity in earnings of investee	33,335	28,753	29,006	24,005	13,855
Equity in earnings of investee	—	—	331	588	407

Net income	$33,335	$28,753	$29,337	$24,593	$14,262

Net income per share:
Basic	$1.37	$1.19	$1.36	$1.28	$0.75
Diluted	$1.37	$1.18	$1.34	$1.26	$0.73
Weighted average shares outstanding:
Basic	24,302,893	24,227,845	21,627,821	19,142,275	19,054,109
Diluted	24,419,802	24,304,627	21,839,626	19,534,945	19,530,873

(1)	For Federal and state income tax purposes we had elected to be treated as an S corporation from January 1, 2002 until our initial public offering on June 29, 2005, and during that period we were not subject to Federal or state income taxes, other than California franchise taxes of 1.5% on our corporate income. For all periods from and after June 29, 2005, we have become subject to the Federal and state income taxes applicable to a C corporation. As a result, our provision for income taxes, net income and net income per share data for 2004, and 2003 are not comparable to our provision for income taxes, net income and net income per share data for 2007, 2006 and 2005.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Pro Forma Net Income Data(1):
Income before provision for income taxes, as reported	$39,481	$24,379	$14,069
Pro forma provision for income taxes	16,223	10,178	5,909

Pro forma income before equity in earnings of investee	23,258	14,201	8,160
Equity in earnings of investee	331	588	407

Pro forma net income	$23,589	$14,789	$8,567

Pro forma net income per share:
Basic	$1.09	$0.77
Diluted	$1.08	$0.76
Pro forma weighted average shares outstanding:
Basic	21,627,821	19,142,275
Diluted	21,839,626	19,534,945

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,962	$85,414	$71,712	$10,359	$5,079
Working capital	147,347	121,069	98,470	27,041	16,595
Total assets	202,494	149,748	111,381	35,886	22,601
Long-term capital lease obligations, less current portion	33	106	183	256	160
Total stockholders’ equity	172,855	133,997	102,680	29,502	18,044

(1)	Pro forma net income data reflects the provision for income taxes that would have been recorded had we been subject to Federal and state income taxes as a C corporation, and not been exempt from paying income taxes other than California franchise taxes due to our S corporation election, from January 1, 2002 to June 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, footwear, accessories and related products under the Volcom brand name. We seek to offer products that appeal to participants in skateboarding, snowboarding and surfing, and those who affiliate themselves with the broader action sports lifestyle. Our products, which include t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim, outerwear, sandals, girls swimwear and a complete collection of kids clothing for young boys ages 4 to 7 years, combines fashion, functionality and athletic performance. Our designs are infused with an artistic and creative element that we believe differentiates our products from those of many of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories.

On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $25.3 million. Known for its volt logo, Electric is a core action sports lifestyle brand. The company’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric has an established global platform which we believe will serve as the foundation for further growth. The company was founded in 2000 by industry veterans Kip Arnette and Bruce Beach and is headquartered in Orange County, California.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. As of December 31, 2007, our customer base of retailers included approximately 2,250 accounts that operated approximately 4,800 store locations (of which approximately 1,150 accounts that operated approximately 2,950 stores are located in the United States) and 37 distributors in countries not serviced by our licensees. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for sales made in Canada and Europe, all of our sales are denominated in U.S. dollars.

In Australia, Indonesia, South Africa and Brazil, we have licensing agreements with entities that we believe have local market insight and strong relationships with retailers in their respective territories. Products sold by our licensees can be found in approximately 600 store locations in Australia, over 460 store locations in Brazil, approximately 100 store locations in South Africa and approximately 90 store locations in Indonesia. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. We have established our own operations in Europe in anticipation of the expiration of the licensing agreement with our European licensee on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As a result, we will continue to experience a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we continue to build the necessary infrastructure and hire employees to further establish and support our own operations in Europe. However, our product revenues have increased in Europe as we now recognize revenue from the direct sale of our products in this territory.

As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, and delivered our first full season product line during the third quarter of 2007. We continue to build the necessary infrastructure to support these European operations. Our current European team consists of approximately 86 employees including design, production, sales and information technology management positions. We completed the construction of our European headquarters in Anglet, France, in February 2007. The construction contract called for the construction of an approximate 3,150 square meter (or approximately 34,000 square foot) office and distribution facility for 4.6 million Euros. We have applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.2 million based on a 1 Euro to $1.4729 U.S. dollar exchange rate as of December 31, 2007). Such grants will be paid to us at various times during and after our European headquarters construction period and generally require us to maintain and operate our European headquarters for five years. As of December 31, 2007, we have received approximately 489,000 Euros (approximately $720,000 based on a 1 Euro to $1.4729 U.S. dollar exchange rate as of December 31, 2007) with respect to such grants. We also acquired Welcom Distribution SARL, or Welcom, the distributor of Volcom branded products in Switzerland, during October 2005. We purchased all of the outstanding capital stock of Welcom for a purchase price of $1.5 million in cash, excluding transaction costs. The acquisition was effective on October 25, 2005, and we have included the operations of Welcom in our financial results from October 26, 2005 going forward.

Our revenues increased from $76.3 million in 2003 to $268.6 million in 2007. In June 2007, we began direct distribution of our product in Europe, which has contributed to our increase in sales. Additionally, based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product, as well as additional distribution. Further, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.

Sales to Pacific Sunwear decreased 9%, or $4.7 million, for 2007 compared to 2006. We may continue to see sales to Pacific Sunwear decline, and we currently project an approximate 10% decrease in sales to Pacific Sunwear for 2008 compared to 2007 and an approximate 40% decrease in the first quarter of 2008 compared to the first quarter of 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

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

We currently source the substantial majority of our products from third-party manufacturers located primarily in China and Mexico. As a result, we may be adversely affected by the disruption of trade with these countries, the imposition of new regulations related to imports, duties, taxes and other charges on imports, and significant decreases in the value of the U.S. dollar against foreign currencies. We seek to mitigate the possible disruption in product flow by diversifying our manufacturing across numerous manufacturers and by using manufacturers in countries that we believe to be politically stable. We do not enter into long-term contracts with our third-party manufacturers. Rather, we typically enter into contracts with each manufacturer to produce one or more product lines for a particular selling season. This strategy has enabled us to maintain flexibility in our sourcing.

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods, which increased our gross margin as a percentage of revenues and our profitability for the year ended December 31, 2005. During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products that will impact our business through 2008. Additionally, China offers a rebate tax on exports. China has reduced this rebate due to pressures from the United States and other countries to control the amount of exports from China, which has increased costs. These cost increases, along with the rising currency and labor shortages in China, will have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there will be increased pressure on costs and we intend to closely monitor our sourcing in China to avoid disruptions.

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 30.1% in 2003 to 29.6% in 2007. This was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. However, selling, general and administrative expenses as a percentage of revenues have increased from 28.5% in 2006 to 29.6% in 2007. This increase was primarily due to the hiring of additional personnel as we continue to develop our infrastructure domestically and abroad, and costs related to the transition of our European operations from a licensee model to a direct control model without having a full-year of revenue to offset or leverage the additional expenses in Europe.

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

Revenue Recognition

Revenues are recognized upon shipment, at which time transfer of title occurs and risk of ownership passes to the customer. Generally, we extend credit to our customers and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for snow category products. None of our sales agreements with any of our customers provides for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image. Allowances for estimated returns are provided when product revenues are recorded based on historical experience and are reported as reductions in product revenues. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income. In 2007, we recorded a $0.2 million impairment loss for the goodwill associated with our October 2005 acquisition of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland. See Note 6 to the Consolidated Financial Statements.

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

On April 1, 2005, we sold our 34% investment in Volcom Europe, our European licensee, for $1.4 million. Under the terms of the sale agreement, Volcom Europe continued to function as our licensee until the expiration of its license agreement on December 31, 2006 and through the distribution of the Volcom European Spring 2007 line. During 2005, we recorded $0.3 million of earnings attributable to this equity method investee, which reflects our share of Volcom Europe’s earnings of $0.6 million, offset by an impairment charge of $0.3 million to reduce the carrying amount of our investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated foreign currency translation adjustments related to our investment in Volcom Europe of $0.2 million, we recorded no gain or loss on the sale of our investment in Volcom Europe in April 2005.

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

Income Taxes

On June 29, 2005 we changed our tax status from an S corporation to a C corporation. For Federal and state income tax purposes we had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws from January 1, 2002 until our initial public offering on June 29, 2005. Therefore, no provision or liability for Federal or state income tax has been included in our consolidated financial statements for 2004, 2003 and the period from January 1, 2005 to June 29, 2005, except that we were subject to California franchise taxes of 1.5% on our corporate income and a provision for these taxes was included in our consolidated financial statements for those periods. Subsequent to June 29, 2005, we recorded a provision and liability for Federal and state income taxes using an annual effective tax rate. Upon the change in our tax status, we established and recorded our deferred income taxes at our C corporation effective tax rate.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 13 to the Consolidated Financial Statements for further discussion.

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

A portion of our sales are made in Canadian dollars. As a result, we are exposed to transaction gains and losses that result from movements in foreign currency exchange rates. As our Canadian sales, accounts receivable, accounts payable and Canadian cash balances have historically been a small portion of our revenues, assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations, and therefore we are exposed to foreign currency risk. Changes in our assets and liabilities that are denominated in Canadian dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Year Ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.6	50.3	49.2

Gross profit	48.4	49.7	50.8
Selling, general and administrative expenses	29.6	28.5	26.8

Operating income	18.8	21.2	24.0
Other income (expense)	1.7	2.0	0.7

Income before provision for income taxes	20.5	23.2	24.7
Provision for income taxes	8.1	9.2	6.5

Income before equity in earnings of investee	12.4	14.0	18.2
Equity in earnings of investee	0.0	0.0	0.1

Net income	12.4%	14.0%	18.3%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues in 2007 were $268.6 million, an increase of $63.3 million, or 30.9%, compared to $205.3 million in 2006. Revenues from our European operations were $40.1 million in 2007, an increase of $35.6 million, compared to $4.5 million in 2006. The increase in revenues from our European operations was a result of the transition of the European operations from a licensee model to a direct control model. Revenues from our top five customers were $88.8 million in 2007, which was flat compared to $88.8 million in 2006. Excluding revenues from Pacific Sunwear, which decreased $4.7 million, or 8.8%, to $48.6 million, total revenues from our remaining top five customers increased $4.7 million, or 13.3%, to $40.2 million in 2007 from $35.5 million in 2006. We believe the decrease in revenues from Pacific Sunwear was generally due to a change in Pacific Sunwear’s product mix and Pacific Sunwear’s effort to reduce their overall inventory levels, which caused Pacific Sunwear’s purchases of our product to slow. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high-quality standards and strong relationships with our retailers. In addition, the increase in revenues can be attributed to sales of our recently introduced Creedlers, girls swim and kids product, as well as additional distribution. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Product revenues increased $64.0 million, or 31.8%, in 2007 to $265.2 million from $201.2 million in 2006. Of the $64.0 million increase in product revenues, increases in mens products and girls products accounted for $40.4 million of that increase. Revenues from mens products increased $30.4 million, or 29.5%, to $133.1 million in 2007, compared to $102.7 million in 2006, and revenues from girls products increased $10.0 million, or 15.0%, to $77.3 million in 2007 compared to $67.3 million in 2006. Revenues from boys products, which includes our new line of kids clothing for young boys ages 4 to 7, increased $8.1 million, or 68.8%, to $20.0 million in 2007 compared to $11.9 million in 2006. Revenues from snow products increased $6.8 million, or 44.4%, to $22.2 million in 2007 compared to $15.4 million in 2006. Revenues from our recently introduced Creedler footwear line increased $4.5 million or 267.9%, to $6.1 million in 2007 compared to $1.6 million in 2006. Revenues from our recently introduced girls swim line were $3.7 million in 2007. There were no sales of this product line in 2006.

Licensing revenues decreased 16.0% to $3.4 million in 2007 from $4.1 million in 2006. The decrease in licensing revenues was a result of the transition of our European operations from a licensee model to a direct control model.

Product revenues in the United States were $174.3 million, or 65.7% of our product revenues, and $157.6 million, or 78.3% of our product revenues, in 2007 and 2006, respectively. Product revenues in Europe were $40.1 million, or 15.1% of our product revenues, and $4.5 million, or 2.2% of our product revenues, in 2007 and 2006, respectively. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Japan and do not include sales by our international licensees. Such product revenues in the rest of the world were $50.8 million, or 19.2% of our product revenues, and $39.1 million, or 19.5% of our product revenues, in 2007 and 2006, respectively.

Gross Profit

In 2007, gross profit increased $28.0 million, or 27.5%, to $130.0 million compared to $102.0 million in 2006. Gross profit as a percentage of revenues, or gross margin, decreased 1.3% to 48.4% in 2007 compared to 49.7% in 2006. Gross margin related specifically to product revenues decreased 1.0% to 47.7% in 2007 compared to 48.7% in 2006. The gross margin decreased primarily due to larger than expected inventory liquidations and shipping samples to the European sales teams and distributors at very low gross margins. These margin pressures were partially offset by strong full-price sell through and foreign currency gains associated with our European operations shipping their first full season of product in the third quarter of 2007.

Selling, General and Administrative Expenses

In 2007, selling, general and administrative expenses increased $21.0 million, or 35.9%, to $79.4 million compared to $58.4 million in 2006. The increase in absolute dollars was due primarily to increased expenses of $11.2 million related to the transition of our European operations from a licensee model to a direct control model. We also had increased payroll and payroll-related expenses of $3.8 million due to expenditures on infrastructure and personnel, increased advertising and marketing expenses of $2.1 million, increased rent expense of $1.3 million due to our additional retail store leases and Irvine warehouse location, increased depreciation and amortization expense of $1.0 million, increased sales commission expenses of $0.7 million resulting from our increased product revenues, and an increase of $0.9 million in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 29.6% in 2007 from 28.5% in 2006. The 1.1% increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the factors mentioned above.

Operating Income

As a result of the factors above, operating income in 2007 increased $7.0 million to $50.6 million compared to $43.6 million in 2006. Operating income as a percentage of revenues decreased to 18.8% in 2007 from 21.2% in 2006.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income in 2007 was $4.0 million compared to $3.8 million in 2006. This increase in interest income was due to higher returns on invested cash. Foreign currency gain increased to $0.4 million in 2007 compared to $0.2 million in 2006 due primarily to the effect of changes in foreign currency exchange rates on foreign currency denominated transactions.

Provision for Income Taxes

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 13 to the Consolidated Financial Statements for further discussion.

We computed our provision for income taxes for 2007 using an annual effective tax rate of 39.4%. The provision for income taxes increased $2.8 million to $21.7 million in 2007 compared to $18.9 million in 2006.

Net Income

As a result of the factors above, net income increased $4.5 million, or 15.9%, to $33.3 million in 2007 from $28.8 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues in 2006 were $205.3 million, an increase of $45.3 million, or 28.3%, compared to $160.0 million in 2005. Revenues from our top five customers were $88.8 million in 2006, an increase of $15.2 million, or 20.6%, compared to $73.6 million in 2005, with Pacific Sunwear accounting for $8.3 million of the $15.2 million increase. We believe our 2006 revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high-quality standards and strong relationships with our retailers. In addition, several of our largest retailers have opened additional stores in recent years and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash and cash equivalents at beginning of period	$85,414	$71,712	$10,359
Cash flow from operating activities	19,279	20,956	22,985
Cash flow from investing activities	(14,973)	(9,229)	(2,657)
Cash flow from financing activities	1,623	1,703	41,041
Effect of exchange rate changes on cash	1,619	272	(16)

Cash and cash equivalents at end of period	$92,962	$85,414	$71,712

As of December 31, 2007, we had $93.0 million in cash and cash equivalents compared to $85.4 million in cash and cash equivalents as of December 31, 2006.

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, equity in earnings of investee, provision for doubtful accounts, tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. In 2007 and 2006, cash from operating activities was $19.3 million and $21.0 million, respectively. The $1.7 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to

$(10,488)	Decrease in cash flows from accounts receivable due to increased sales and timing of collections and increased sales volumes and corresponding accounts receivable balances as a result of the direct distribution of product in Europe beginning in 2007
(4,454)	Decrease in cash flows from inventory due to higher inventory levels in Europe as a result of the direct distribution of product beginning in 2007
(1,525)	Increase in cash flows from income tax receivable/payable due to timing of payments made for income taxes
7,298	Increase in cash flows from accounts payable and accrued expenses due to timing of payments and increased payroll accruals and other liabilities
4,582	Increase in net income
3,629	Increase in non-cash depreciation, provision for doubtful accounts, stock-based compensation and deferred income taxes
(719)	Net decrease in cash flows from all other operating activities

$(1,677)	Total

Cash from investing activities was a use of cash of $15.0 million and $9.2 million in 2007 and 2006, respectively. During 2007, the cash used in investing activities was primarily for the completion of construction of our European headquarters in Anglet, France, the purchase of real property on the North Shore of Oahu, or the Pipe House, for $4.2 million, capital expenditures pertaining to our new off-site distribution center and the implementation of the new warehouse management system, and the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations. During 2006, the cash used in investing activities was primarily for the construction of our European headquarters, along with the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash from financing activities was $1.6 million and $1.7 million in 2007 and 2006, respectively, and is primarily due to the proceeds and excess tax benefits related to the exercise of stock options, principal payment on capital lease obligations and cash received from government grants.

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

Credit Facilities

In July 2006, we entered into a $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (7.25% at December 31, 2007) or LIBOR plus 1.50%. Under this credit facility, we had $1.4 million outstanding in letters of credit at December 31, 2007. At December 31, 2007 there were no outstanding borrowings under this credit facility, and $18.6 million was available under the credit facility. The new credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At December 31, 2007 we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of December 31, 2007. The following table summarizes, as of December 31, 2007, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Operating lease obligations	$18,805	$3,552	$2,936	$2,732	$2,554	$1,846	$5,185
Capital lease obligations	109	75	34	—	—	—	—
Professional athlete sponsorships	9,859	4,743	3,073	1,793	130	120	—
Contractual letters of credit	1,377	1,377	—	—	—	—	—

Total	$30,150	$9,747	$6,043	$4,525	$2,684	$1,966	$5,185

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

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five year period ending December 31, 2012, is approximately $3.1 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

We adopted the provisions of FIN No. 48 on January 1, 2007. At December 31, 2007, we had $91,000 of total unrecognized tax benefits recorded as liabilities in accordance with FIN No. 48 and we are uncertain as to if or when such amounts may be settled.

Seasonality

Historically, we have experienced greater revenue in the second half of the year than in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. In addition, our direct European operations began shipping product during the second half of 2007 which caused a slightly higher concentration of revenues in the second half of 2007 over historical levels. During the two-year period ended December 31, 2007, approximately 59% of our revenues, 57% of our gross profit and 65% of our operating income were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. Based on our current cash position, we do not anticipate borrowing under our credit facility in the near term.

Backlog

We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2007, our order backlog was approximately $65.0 million, compared to approximately $53.7 million at December 31, 2006. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.

Vulnerability Due to Concentrations

As of December 31, 2007, our customer base of retailers located in the United States, Europe, Canada and South America included approximately 2,250 accounts that operate approximately 4,800 store locations and

37 distributors in international territories not serviced by one of our licensees. One customer, Pacific Sunwear, accounted for approximately 18% and 26% of our product revenues in 2007 and 2006, respectively. No other customer accounted for more than 10% of our product revenues in 2007 or 2006.

Sales to Pacific Sunwear decreased 9%, or $4.7 million, for 2007 compared to 2006. We may continue to see sales to Pacific Sunwear decline, and we currently expect an approximate 10% decrease in sales to Pacific Sunwear for 2008 compared to 2007 and an approximate 40% decrease in the first quarter of 2008 compared to the first quarter of 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2007, we contracted for the manufacture of our products with approximately 45 foreign manufacturers and four domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 19% and 14%, respectively, of our product costs in 2007, and 15% and 12%, respectively, of our product costs in 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 13 to the Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from our customers are and have been recorded on a net basis. We have no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 did not have an effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position or results of operations.

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

A portion of our sales are made in Canadian dollars. In 2007, 2006 and 2005, we derived 11.7%, 11.9% and 10.1% of our product revenues, respectively, from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position.

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

Interest Rate Risk

We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at December 31, 2007. The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (7.25% at December 31, 2007) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2007, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Volcom, Inc.

We have audited the internal control over financial reporting of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company, and our report dated February 29, 2008, expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Costa Mesa, California
February 29, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated by reference from our definitive Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits included or incorporated herein. See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Volcom, Inc.

We have audited the accompanying consolidated balance sheets of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
February 29, 2008
Costa Mesa, California

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$92,962	$85,414
Accounts receivable — net of allowances of $2,783 (2007) and $1,323 (2006)	58,270	34,175
Inventories	20,440	13,185
Prepaid expenses and other current assets	1,720	1,383
Income taxes receivable	326	—
Deferred income taxes	2,956	2,353

Total current assets	176,674	136,510

Property and equipment — net	24,427	11,527
Investments in unconsolidated investees	298	298
Deferred income taxes	268	660
Intangible assets — net	363	386
Goodwill	—	158
Other assets	464	209

Total assets	$202,494	$149,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,694	$8,764
Accrued expenses and other current liabilities	10,561	6,175
Income taxes payable	—	424
Current portion of capital lease obligations	72	78

Total current liabilities	29,327	15,441

Long-term capital lease obligations	33	106
Other long-term liabilities	190	204
Income taxes payable — non-current	89	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,349,520 (2007) and 24,295,420 (2006) shares issued and outstanding	24	24
Additional paid-in capital	89,185	86,773
Retained earnings	80,226	47,019
Accumulated other comprehensive income	3,420	181

Total stockholders’ equity	172,855	133,997

Total liabilities and stockholders’ equity	$202,494	$149,748

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues:
Product revenues	$265,193	$201,186	$156,716
Licensing revenues	3,420	4,072	3,235

Total revenues	268,613	205,258	159,951
Cost of goods sold	138,570	103,237	78,632

Gross profit	130,043	102,021	81,319
Selling, general and administrative expenses	79,411	58,417	42,939

Operating income	50,632	43,604	38,380
Other income:
Interest income, net	3,973	3,833	1,036
Dividend income from cost method investee	—	3	11
Foreign currency gain	401	233	54

Total other income	4,374	4,069	1,101

Income before provision for income taxes and equity in earnings of investee	55,006	47,673	39,481
Provision for income taxes	21,671	18,920	10,475

Income before equity in earnings of investee	33,335	28,753	29,006
Equity in earnings of investee	—	—	331

Net income	$33,335	$28,753	$29,337

Net income per share:
Basic	$1.37	$1.19	$1.36
Diluted	$1.37	$1.18	$1.34
Weighted average shares outstanding:
Basic	24,302,893	24,227,845	21,627,821
Diluted	24,419,802	24,304,627	21,839,626
Pro forma net income data (unaudited):
Income before provision for income taxes and equity in earnings of investee, as reported			$39,481
Pro forma provision for income taxes			16,223

Pro forma income before equity in earnings of investee			23,258
Equity in earnings of investee			331

Pro forma net income			$23,589

Pro forma net income per share (unaudited):
Basic			$1.09
Diluted			$1.08
Pro forma weighted average shares outstanding (unaudited):
Basic			21,627,821
Diluted			21,839,626

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Income	Total
	(In thousands, except share data)

Balance at January 1, 2005	19,170,705	$19	$1,081	$28,133	$269		$29,502
Initial public offering, net of offering costs	4,640,625	4	80,127	—	—		80,131
Stock-based compensation	—	—	178	—	—		178
Issuance of restricted stock	20,000	—	—	—	—		—
Exercise of stock options	382,790	1	199	—	—		200
Tax benefits related to exercise of stock options	—	—	2,833	—	—		2,833
Distributions	—	—	—	(39,204)	—		(39,204)
Comprehensive income:
Net income	—	—	—	29,337	—	$29,337	29,337
Foreign currency translation of equity method investee	—	—	—	—	(269)	(269)	(269)
Foreign currency translation adjustment	—	—	—	—	(28)	(28)	(28)

Comprehensive income						$29,040

Balance at December 31, 2005	24,214,120	24	84,418	18,266	(28)		102,680
Stock-based compensation	—	—	812	—	—		812
Issuance of restricted stock	15,000	—	—	—	—		—
Exercise of stock options	66,300	—	1,261	—	—		1,261
Tax benefits related to exercise of stock options	—	—	282	—	—		282
Comprehensive income:
Net income	—	—	—	28,753	—	$28,753	28,753

Foreign currency translation adjustment	—	—	—	—	209	209	209

Comprehensive income						$28,962

Balance at December 31, 2006	24,295,420	24	86,773	47,019	181		133,997
FIN No. 48 Adjustment	—	—	—	(128)	—		(128)
Stock-based compensation	—	—	934	—	—		934
Issuance of restricted stock	—	—	—	—	—		—
Exercise of stock options	54,100	—	1,028	—	—		1,028
Tax benefits related to exercise of stock options	—	—	450	—	—		450
Comprehensive income:
Net income	—	—	—	33,335	—	$33,335	33,335

Foreign currency translation adjustment, net of tax	—	—	—	—	3,239	3,239	3,239

Comprehensive income						$36,574

Balance at December 31, 2007	24,349,520	$24	$89,185	$80,226	$3,420		$172,855

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$33,335	$28,753	$29,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895	1,423	623
Equity in earnings of investee, net of dividends received	—	—	(331)
Provision for doubtful accounts	831	588	68
Loss on disposal of property and equipment	24	64	30
Asset impairment	161	—	—
Excess tax benefits related to exercise of stock options	(444)	(303)	2,833
Stock-based compensation	934	812	178
Deferred income taxes	(191)	(1,983)	(1,150)
Changes in operating assets and liabilities:
Accounts receivable	(23,736)	(13,248)	(4,219)
Inventories	(6,789)	(2,335)	(5,025)
Prepaid expenses and other current assets	(311)	12	(867)
Income taxes receivable/payable	(339)	1,186	(479)
Other assets	(242)	(97)	(54)
Accounts payable	9,396	2,912	799
Accrued expenses	3,791	2,977	1,242
Other long-term liabilities	(36)	195	—

Net cash provided by operating activities	19,279	20,956	22,985

Cash flows from investing activities:
Purchase of property and equipment	(14,989)	(9,063)	(2,933)
Proceeds from sale of property and equipment	16	2	—
Proceeds from sale of equity method investee	—	—	1,391
Business acquisition, net of cash acquired	—	(168)	(1,115)

Net cash used in investing activities	(14,973)	(9,229)	(2,657)

Cash flows from financing activities:
Principal payments on capital lease obligations	(78)	(71)	(86)
Proceeds from government grants	229	210	—
Proceeds from initial public offering, net of offering costs	—	—	80,131
Proceeds from the exercise of stock options	1,028	1,261	200
Excess tax benefits related to exercise of stock options	444	303	—
Distributions to stockholders	—	—	(39,204)

Net cash provided by financing activities	1,623	1,703	41,041
Effect of exchange rate changes on cash	1,619	272	(16)

Net increase in cash and cash equivalents	7,548	13,702	61,353
Cash and cash equivalents — Beginning of period	85,414	71,712	10,359

Cash and cash equivalents — End of period	$92,962	$85,414	$71,712

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35	$14	$21
Income taxes	22,799	19,619	9,274

See the accompanying notes to consolidated financial statements.

Supplemental disclosures of noncash investing and financing activities:

At December 31, 2007, the Company accrued for $266,000 of property and equipment purchases.

Upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, the Company recorded a $128,000 increase to income taxes payable and a reduction to retained earnings.

During the year ended December 31, 2005, the Company recognized ($102,000) in foreign currency translation adjustments related to an equity method investee.

During the year ended December 31, 2005, the Company recognized a deferred tax liability of $111,000 related to goodwill associated with a business acquisition.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Volcom, Inc. and subsidiaries (the “Company” or “Volcom”) is a designer, marketer and distributor of young mens and womens clothing, footwear, accessories and related products under the Volcom brand name. The Company initially incorporated in the state of California in 1991 as Stone Boardwear, Inc. and has been doing business as Volcom since June 1991. The Company was reincorporated in Delaware in April 2005 and changed its name to Volcom, Inc. The Company is based in Costa Mesa, California, and operates six retail stores located in California and Hawaii.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risks — The Company is subject to significant concentrations of credit risk, primarily from its cash and cash equivalents and accounts receivable. The Company invests its cash equivalents with financial institutions with high credit standing. At December 31, 2007 and 2006, the majority of the Company’s cash and cash equivalents were held at financial institutions in the United States that are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $92.9 million (including foreign accounts) as of December 31, 2007.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company continually monitors customer collections and maintains an allowance for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. Historically, such credit losses have generally been within the

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s estimates. At December 31, 2007, the Company had one customer whose outstanding accounts receivable balance was approximately 12% of the Company’s total outstanding accounts receivable. At December 31, 2006, approximately 22% and 11% of the Company’s total outstanding accounts receivable balance was concentrated among two customers.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. The Company regularly reviews inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and net realizable value.

Property and Equipment — The Company’s property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to thirty years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Maintenance and repairs on the Company’s property and equipment are charged to operations when incurred. Depreciable lives by fixed asset category are as follows:

Furniture and fixtures	3 to 5 years
Office equipment	3 to 5 years
Computer equipment	3 years
Leasehold improvements	3 to 10 years
Building	15 to 30 years

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

Long-Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets. In accordance with SFAS No. 144, the Company assesses its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). Once the carrying amount of a long-lived asset (asset group) is deemed to no longer be recoverable, an impairment loss would be recognized equal to the difference between the current carrying amount and the fair value of the long-lived asset (asset group). The Company determined that there was no impairment loss as of December 31, 2007.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income. The Company determined that the goodwill associated with its subsidiary, Welcom Distribution SARL, was impaired as of December 31, 2007. Accordingly, a $161,000 impairment loss was recorded in 2007. See Note 6 to the Consolidated Financial Statements for further discussion.

Fair Value of Financial Instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2007, the Company believes that the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

Revenue Recognition — Product revenues are recognized upon shipment, at which time transfer of title occurs, risk of ownership passes to the customer and collectibility is reasonably assured. Taxes collected from the Company’s customers are and have been recorded on a net basis. Allowances for estimated returns are provided when product revenues are recorded based on historical experience and are reported as reductions in product revenues. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses.

Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Company branded products.

Shipping and Handling — Amounts billed to customers for shipping and handling are recorded as revenues. Freight costs associated with shipping goods to customers are included in cost of sales. Handling costs of $4.7 million, $3.3 million and $2.4 million are included in selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Significant Concentrations — During the years ended December 31, 2007, 2006 and 2005, sales to a single customer totaled approximately 18%, 26% and 29%, respectively, of product revenues. No other single customer represented over 10% of product revenues.

During each of the years ended December 31, 2007, 2006 and 2005, the Company made purchases from two suppliers that totaled more than 10% of total product costs. For the years ended December 31, 2007, 2006 and 2005, purchases from those two suppliers were approximately 33%, 27% and 20% of total product costs, respectively.

Advertising and Promotion — The Company’s promotion and advertising programs include athlete sponsorships, Volcom branded events, print advertisements, music, films and online marketing. Costs of advertising, promotion and point-of-sale materials are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2007, 2006 and 2005, these expenses totaled $14.5 million, $12.4 million and $9.9 million, respectively. As of December 31, 2007, 2006 and 2005, the Company had no deferred advertising costs.

Income Taxes — On June 29, 2005 the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for the period from January 1, 2005 to June 29, 2005, except that the Company was subject to California franchise taxes of 1.5% on its corporate income and a provision for these taxes was included in our consolidated financial statements for that period. Subsequent to June 29, 2005, the Company recorded a provision and liability for Federal and state income taxes using an annual effective tax rate. Upon the change in the Company’s tax status, the Company established and recorded its deferred income taxes at its C corporation effective tax rate.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records a provision and liability for Federal and state income taxes using an annual effective tax rate. Deferred income taxes are recorded at the Company’s effective tax rate. Management’s judgment is required in assessing the realizability of its deferred tax assets. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the Company’s deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. As of December 31, 2007 and 2006, the Company determined that no valuation allowance was required.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 13 for further discussion.

Foreign Currency Translation — The Company owns subsidiaries in Switzerland and France, which operate with the Swiss Franc and Euro as their functional currency, respectively. The Company’s international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, the Company is exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. The Company’s assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

A portion of the Company’s sales are made in Canadian dollars. As a result, the Company is exposed to transaction gains and losses that result from movements in foreign currency exchange rates between the local Canadian currency and the U.S. dollar. As the Company’s Canadian sales, accounts receivable, accounts payable and Canadian cash balance are a small portion of its consolidated revenues, assets and liabilities, the Company does not generally hedge its exposure to foreign currency rate fluctuations, therefore the Company is exposed to foreign currency risk. Changes in the Company’s assets and liabilities that are denominated in Canadian dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in the Company’s statement of operations.

S Corporation Distributions — The Company has paid cash distributions to its stockholders of $39.2 million for the year ended December 31, 2005. In connection with the initial public offering of its common stock, the Company distributed to its existing stockholders its estimated undistributed S corporation earnings.

Comprehensive Income — Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.

For the years ended December 31, 2007 and 2006, the components of comprehensive income for the Company include net income and foreign currency adjustments that arise from the translation of the Company’s international subsidiaries financial statements into U.S. dollars. For the year ended December 31, 2007, the income tax effect related to the foreign currency adjustment component of other comprehensive income was $392,000.

Net Income Per Share — The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share data)

Numerator — Net income applicable to common stockholders	$33,335	$28,753	$29,337

Denominator:
Weighted average common stock outstanding for basic earnings per share	24,302,893	24,227,845	21,627,821
Effect of dilutive securities:
Stock options and restricted stock	116,909	76,782	211,805

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,419,802	24,304,627	21,839,626

For the year ended December 31, 2007, stock options of 10,000 were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Stock-Based Compensation — The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. See Note 10 to the Consolidated Financial Statements for further discussion.

Related-Party Transactions — The Company’s Chairman previously provided business and management services to the Company on a consulting basis. For the year ended December 31, 2005, these consulting expenses totaled $176,000.

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

Recent Accounting Pronouncements  — In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the implementation of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 13 to the Consolidated Financial Statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s customers are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 did not have an effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company is currently evaluating the impact the adoption of SFAS No. 141(R) will have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary by initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position or results of operations.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Allowances for Doubtful Accounts and Product Returns

	Allowance for	Allowance for
	Doubtful Accounts	Product Returns	Total
	(In thousands)

Balance, January 1, 2005	$146	$232	$378
Provision	68	2,139
Deductions	(24)	(1,831)

Balance, December 31, 2005	190	540	730
Provision	588	4,196
Deductions	(283)	(3,908)

Balance, December 31, 2006	495	828	1,323
Provision	831	5,903
Deductions	(67)	(5,207)

Balance, December 31, 2007	$1,259	$1,524	$2,783

The provision for doubtful accounts represents charges to selling, general and administrative expenses for estimated bad debts, whereas the provision for product returns is reported as a direct reduction of revenues.

3.	Inventories

Inventories are as follows:

	As of December 31,
	2007	2006
	(In thousands)

Finished goods	$19,849	$12,959
Work-in-process	214	41
Raw materials	377	185

	$20,440	$13,185

Included in finished goods inventory at December 31, 2007 and 2006, is approximately $945,000 and $1.2 million, respectively, of inventory located in Canada. Included in finished goods inventory at December 31, 2007 and 2006, is approximately $6.5 million and $219,000, respectively, of inventory located in Europe.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2007	2006
	(In thousands)

Furniture and fixtures	$3,547	$1,869
Office equipment	1,724	1,180
Computer equipment	4,959	2,173
Leasehold improvements	7,379	1,241
Building	7,489	254
Land	4,723	1,750
Construction in progress	30	5,709

	29,851	14,176
Less accumulated depreciation	(5,424)	(2,649)

Property and equipment — net	$24,427	$11,527

Depreciation and amortization expense related to property and equipment was approximately $2.8 million, $1.3 million and $567,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In May 2007, the Company completed the construction of its European headquarters in Anglet, France. Costs incurred related to such construction totaled approximately 4.6 million Euros (approximately $6.8 million based on a 1 to 1.4729 exchange rate as of December 31, 2007).

The Company has applied for and received local government grants totaling approximately 800,000 Euros (approximately $1.2 million based on a 1 Euro to 1.4729 U.S. dollar exchange rate as of December 31, 2007). Such grants will be paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of December 31, 2007, the Company has received approximately 489,000 Euros (approximately $720,000 based on a 1 Euro to 1.4729 U.S. dollar exchange rate as of December 31, 2007) with respect to such grants. The Company has recorded $493,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $227,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.

5.	Investment in Unconsolidated Investees

Volcom Europe — During 1997, the Company obtained a 49% ownership interest in the common stock of Volcom Europe, a licensee of the Company’s products located in France, which was subsequently reduced to a 34% ownership interest in 2002 upon the issuance of additional stock by Volcom Europe. On April 1, 2005, the Company sold its 34% investment in Volcom Europe for $1.4 million. The Company’s investment was accounted for under the equity method in 2005 because the Company maintained the ability to exert significant influence over the financial and operating policies of the investee. For the year ended December 31, 2005, the Company recorded $331,000 of earnings attributable to this equity method investee, which reflects its share of Volcom Europe’s earnings of $609,000 offset by an impairment charge of $278,000 to reduce the carrying amount of the Company’s investment in Volcom Europe to $1.6 million as of March 31, 2005. After consideration of the effects of the accumulated

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency translation adjustments related to the Company’s investment in Volcom Europe of $167,000, the Company recorded no gain or loss on the sale of its investment in Volcom Europe in April 2005.

Concurrent with its investment in Volcom Europe, the Company entered into a licensing agreement with this entity for the use of the Company’s trademark and designs on products manufactured and distributed in certain European countries and territories. This license agreement expired in December 2006. Pursuant to an agreement between the Company and Volcom Europe, Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid the Company its same royalty rate as required under the license agreement. Included in licensing revenues is $1.2 million, $2.3 million and $1.7 million from Volcom Europe for the years ended December 31, 2007, 2006 and 2005, respectively.

Volcom Australia — During 1998, the Company obtained an 8.7% ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia, for $37,000. In March 2004, the Company purchased an additional 4.8% ownership interest in Volcom Australia for $261,000, which brought the Company’s total ownership interest to 13.5%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At December 31, 2007 and 2006, the Company’s investment in Volcom Australia was $298,000.

In June 1997, the Company entered into a licensing agreement with this entity for the use of the Company’s trademark and designs on products manufactured and distributed in Australia and New Zealand. The agreement expires June 2012. Included in licensing revenues is $1.2 million, $1.0 million and $893,000 from Volcom Australia for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	Goodwill and Intangible Assets

On October 25, 2005, the Company acquired Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland. As a result of the acquisition, the Company recorded $158,000 in goodwill in accordance with the purchase method of accounting. The Company has included the operations of Welcom Distribution SARL in its financial results beginning on October 26, 2005.

As part of the Company’s annual goodwill impairment test in accordance with SFAS No. 142, it was determined that the goodwill associated with Welcom Distribution SARL was impaired as of December 31, 2007, as the fair value of the reporting unit, including goodwill, exceeded the carrying amount of the reporting unit. Fair value was determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. The Company recorded a $161,000 impairment loss as a result of the goodwill impairment, which is reflected in selling, general and administrative expenses. The difference between the impairment loss and the original amount of goodwill recorded is due to the effect of changes in foreign currency exchange rates.

A summary of intangible assets is as follows:

	As of December 31, 2007		As of December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Customer relationships	$336	$73	$310	$36
Non-compete agreements	43	9	40	5
Reacquired license rights	84	18	84	7

	$463	$100	$434	$48

Intangible assets other than goodwill will continue to be amortized by the Company using estimated useful lives of 8 to 10 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the years ended December 31, 2007, 2006 and 2005, was approximately $47,000, $148,000 and $59,000, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual estimated amortization expense, based on the Company’s intangible assets at December 31, 2007, is estimated to be approximately $46,000 in the fiscal years ending December 31, 2008 through 2012.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2007	2006
	(In thousands)

Payroll and related accruals	$4,000	$3,785
Other	6,561	2,390

	$10,561	$6,175

8.	Line of Credit

In July 2006, the Company entered into a $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund the Company’s working capital requirements. Borrowings under this agreement bear interest, at the Company’s option, either at the bank’s prime rate (7.25% at December 31, 2007) or LIBOR plus 1.50%. Under this credit facility, the Company had $1.4 million outstanding in letters of credit at December 31, 2007. At December 31, 2007 there were no outstanding borrowings under this credit facility, and $18.6 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to the Company’s financial condition, including requirements that the Company maintain a minimum net profit after tax and a minimum effective tangible net worth. At December 31, 2007 the Company was in compliance with all restrictive covenants.

9.	Commitments and Contingencies

Operating Leases — The Company leases certain office, warehouse and retail facilities under long-term operating lease agreements. Total rent expense for the years ended December 31, 2007, 2006 and 2005, was $2.4 million, $1.1 million and $746,000, respectively.

The following is a schedule of future minimum lease payments required under such leases as of December 31, 2007 (in thousands):

Year Ending December 31,

2008	3,552
2009	2,936
2010	2,732
2011	2,554
2012	1,846
Thereafter	5,185

$18,805

In December 2006, the Company entered into a lease agreement for an approximately 164,000 square foot distribution center located in Irvine, California. Pursuant to the terms of the lease agreement, the Company has agreed to lease the distribution center for an initial term of sixty months commencing in September 2007. In addition, the Company has an option, subject to certain customary requirements, to renew the lease agreement for an

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional sixty months. During the first thirty months and the last thirty months of the initial term, the base rental rate for the distribution center shall be approximately $94,000 and $110,000 per month, respectively. The base rental rate during the option term, if exercised, shall be at the fair market value, as agreed upon by the parties. In addition, the Company shall be responsible for its pro-rata share of certain operating expenses, including such items as property taxes, insurance and repairs, relating to the office project in which the distribution center is located.

Capital Leases — The Company has leased computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 3.4% to 13.7% per year, and expire at various dates through October 2009. The gross amount of capital lease assets was $483,000 at December 31, 2007 and 2006, and accumulated amortization was $388,000 and $314,000 at December 31, 2007 and 2006, respectively. Future commitments under capital lease obligations at December 31, 2007 are as follows (in thousands):

Year Ending December 31,

2008	75
2009	34

Total payments including interest	109
Less interest portion	(4)

Total principal payments remaining at December 31, 2007	$105

Current portion of capital lease obligation	$72
Long-term portion of capital lease obligation	33

Total capital lease obligation at December 31, 2007	$105

Professional Athlete Sponsorships — The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in skateboarding, snowboarding and surfing. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of December 31, 2007 (in thousands):

Year Ending December 31,

2008	$4,743
2009	3,073
2010	1,793
2011	130
2012	120

$9,859

The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under the Company’s existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the three-year period ending December 31, 2010, is approximately $3.1 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123R. SFAS No. 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. Prior to January 1, 2006, the Company had accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). Under the intrinsic value method required by APB No. 25, no compensation expense had been recognized related to employee stock options, as all options granted to employees had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123R using the “modified prospective method”. Under that method, compensation expense includes the amortization of the fair value of any unvested awards outstanding at January 1, 2006 and any new awards granted subsequent to January 1, 2006. The consolidated financial statements for periods prior to the adoption of SFAS No. 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for fiscal year 2005 and earlier years represents the cost of stock-based awards granted to nonemployees at fair value in accordance with the provisions of SFAS No. 123, and the cost of restricted stock awards determined in accordance with APB No. 25. The Company elected to use the simplified alternative method available under FSP No. 123R-3, which provides for calculating historical excess tax benefits (the APIC pool) under SFAS No. 123R for stock-based compensation awards.

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

During the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $934,000, or $566,000 net of tax, $812,000, or $490,000 net of tax, and $178,000 or $131,000 net of tax,

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $629,000 for the year ended December 31, 2006. The incremental stock-based compensation expense caused income before provision for income taxes to decrease by $629,000, net income to decrease by $379,000, and basic and diluted earnings per share to decrease by $0.02 per share.

In accordance with SFAS No. 123 as amended by SFAS No. 148, the Company is required to disclose pro forma net income and net income per share information as if the Company accounted for stock-based compensation awarded to employees using the fair value method. If the computed fair values of all stock-based compensation awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts shown in the table below:

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statement of cash flows. For the year ended December 31, 2005, excess tax benefits of $2.8 million were generated from option exercises and increased cash provided from operating activities. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets recorded for stock-based compensation costs to be classified as financing cash flows. For the years ended December 31, 2007 and 2006, excess tax benefits of $444,000 and $303,000, respectively, were generated from option exercises and increased cash provided from financing activities.

Stock Compensation Plans — In 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which authorized the Company to grant or issue options to purchase up to a total of 4,663,838 shares of the Company’s common stock. In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock are initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of December 31, 2007, there were 2,638,665 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

A summary of the Company’s stock option activity under the Incentive Plan is as follows:

	Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	487,700	$19.00	576,000	$19.00	—	$—
Granted	10,000	42.07	—	—	586,526	19.00
Exercised	(54,100)	19.00	(66,300)	19.00	(10,526)	19.00
Canceled or forfeited	(1,200)	19.00	(22,000)	19.00	—	—

Outstanding, end of year	442,400	$19.52	487,700	$19.00	576,000	$19.00

Options exercisable, end of year	228,700	$19.00	214,900	$19.00	185,000	$19.00

Weighted average fair value of options granted during the year		$14.25		$—		$7.97

Additional information regarding stock options outstanding as of December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
	Options	Life (yrs)	Price	Options	Price

$19.00	432,400	7.5	$19.00	228,700	$19.00
$42.07	10,000	9.4	$42.07	—	$42.07

As of December 31, 2007, there was unrecognized compensation expense of $1.6 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.4 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.1 million, $765,000 and zero, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 was $1.3 million and $693,000, respectively. Cash received from the exercise of stock options totaled $1.0 million, $1.3 million and $200,000 for the years ended December 31, 2007, 2006 and 2005 respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.

Further information regarding stock options outstanding is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Unvested at January 1, 2007	272,800	$9.14
Granted	10,000	14.25
Vested	(67,900)	9.14
Canceled or forfeited	(1,200)	9.14

Unvested at December 31, 2007	213,700	$9.38

As of December 31, 2007 the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 430,178 which had a weighted-average exercise price of $19.54. The remaining average remaining life of these options was 7.5 years and the aggregate intrinsic value was $1.3 million at December 31, 2007.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $132,000, $132,000 and $55,000 was amortized to expense during the years ended December 31, 2007 and 2006, and 2005, respectively.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a 5 year period. The total value of the restricted stock awards is $405,000, of which $81,000 and $55,000 was amortized to expense during the years ended December 31, 2007 and 2006, respectively.

Restricted stock activity for the year ended December 31, 2007 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value

Outstanding restricted stock at January 1, 2007	31,000	$30.09
Granted	—	—
Vested	(7,000)	30.43
Canceled or forfeited	—	—

Outstanding restricted stock at December 31, 2007	24,000	$30.00

As of December 31, 2007, there was unrecognized compensation expense of $610,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.9 years.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonemployee Share-Based Compensation — In December 1999, the Company redeemed 373,107 shares held by a shareholder and current service provider at a price of $0.04 per share. On January 1, 2000, the Company issued a fully vested and non-forfeitable option to the same service provider to purchase 373,107 shares of the Company’s common stock. The terms of the option provided the service provider with the right to purchase shares of the Company’s common stock at $0.04 per share at any time after January 1, 2010, the tenth anniversary of the grant date. Alternatively, in the event of (i) a change in control, (ii) an initial public offering, or (iii) the liquidation or dissolution of the Company, the option would automatically be converted into shares of common stock of the Company on a net settlement basis. The Company has accounted for the transactions as a modification (exchange transaction). Because the option was fully vested and non-forfeitable, the measurement date for the option was the date of the modification (exchange transaction), and the incremental amount of compensation received by the service provider over the fair value of the shares redeemed, which equaled the cash amount paid, was recorded as compensation expense in 1999. The dilutive effect of this option has been reflected in diluted net income per share for the year ended December 31, 2005 using the treasury stock method. On June 29, 2005, in conjunction with the Company’s initial public offering, the service provider exercised the option that was automatically converted into 372,264 shares of common stock on a net settlement basis. A tax benefit of $2.8 million for the excess tax deduction the Company received related to this award was recognized as additional paid-in capital.

In January 2004, the Company entered into a contractual agreement with a service provider in exchange for services to be rendered over a five-year period. Under the terms of the contractual agreement, the service provider would receive the right to purchase $200,000 of the Company’s common stock at the initial public offering (“IPO”) price for a period of five years after an IPO. In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, due to the fact that a sufficient disincentive for nonperformance did not exist, and because the service provider’s performance was not complete, no measurement date existed for the award at that time. The Company was recording share-based compensation expense related to this award over the five-year vesting period based on the current fair value of the award as of each reporting period. The fair value of the award is calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock. On June 29, 2005, in conjunction with the Company’s initial public offering, the service provider exercised the option and received 10,526 shares of the Company’s common stock. On June 29, 2005, upon the exercise of the award, the Company recorded $116,000 of share-based compensation which represented the unamortized portion of the fair value of the award.

Additionally, as part of the same agreement, the Company granted the service provider rights to receive a 25% ownership interest in the Volcom related entity that would own and operate a new retail store for the Company in Hawaii, if and when one is opened. As no plans existed to open a store in Hawaii and the award of the ownership interest was not probable, the Company did not record any compensation expense related to this right for the year ended December 31, 2005. In December 2006, as the Company began working to open a retail store in Hawaii, it became probable that this ownership award would occur. As such, the Company recorded a liability and compensation expense of $159,000 related to the fair value of this 25% ownership interest. In February 2007, this contractual agreement was amended whereby the grant to receive a 25% ownership interest in a Volcom related entity that would own and operate a new retail store in Hawaii was replaced in its entirety in exchange for a royalty on net sales of a specific retail store located in Waikiki, Hawaii, which is expected to open in 2008. The Company will reduce the liability recorded as future royalties are earned. To the extent that future royalties under the new agreement exceed the amount of the liability recorded to date, the Company will record royalty expense on the new agreement in the period that it is incurred.

11.	Retirement Savings Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”) covering all eligible full-time employees over age 21 with six months of service. The Company’s contributions to the 401(k) Plan are made at the discretion of

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management. Contributions by the Company amounted to $82,000, $67,000 and $46,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

12.	Licensing

In addition to the Company’s licensing arrangements with investees in Europe and Australia described in Note 5, the Company has entered into licensing arrangements with independent licensees in Brazil, South Africa and Indonesia. Pursuant to the license agreements, the Company is paid a royalty based on a stated percentage of the net sales of its licensees.

The Company’s license agreement with its European licensee expired on December 31, 2006. Pursuant to an arrangement between the Company and its European licensee, the European licensee produced and distributed the Spring 2007 Volcom line in Europe and paid the Company its same royalty rate as required under the license agreement. In anticipation of the expiration of this license agreement, the Company has established its own operations in Europe in order to take direct control of the Volcom brand in Europe.

Certain of the Company’s existing license agreements may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. The Company’s international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date

Europe	December 31, 2006	N/A
Australia	June 30, 2012	N/A
Brazil	December 31, 2008	December 31, 2013
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2009	December 31, 2014

13.	Income Taxes

On June 29, 2005, the Company changed its tax status from an S corporation to a C corporation. For the period from January 1, 2002 until the Company’s initial public offering on June 29, 2005, for Federal and state income tax purposes the Company had elected to be treated as an S corporation under Subchapter S of the Internal Revenue Code of 1986 and comparable state laws. Therefore, no provision or liability for Federal or state income tax has been included in the Company’s consolidated financial statements for the period from January 1, 2005 to June 29, 2005, except for the provision related to California franchise taxes of 1.5% on its corporate income. Subsequent to June 29, 2005, and for the years ended December 31, 2005, 2006 and 2007, the Company recorded a provision and liability for Federal and state income taxes as a C corporation. Upon the change in the Company’s tax status, the Company also established and recorded a net deferred tax asset of $0.4 million to reflect its deferred income taxes at the Company’s C corporation effective tax rate.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2003. The Company is currently not undergoing an audit in any jurisdiction that would result in a material adjustment to the consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current	$21,882	$20,903	$11,625
Deferred	(211)	(1,983)	(1,150)

	$21,671	$18,920	$10,475

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, 2007, 2006 and 2005 is shown below.

	Years Ended December 31,
	2007	2006	2005

Provision for taxes at U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	4.2	4.8	4.1
Effect of S corporation tax status	—	—	(11.8)
Equity in earnings of investee	—	—	0.3
Foreign tax credit	(0.4)	(0.7)	—
Other	0.6	0.6	(1.1)

Effective income tax rate	39.4%	39.7%	26.5%

The components of deferred tax assets and liabilities are as follows at December 31:

	2007	2006
	(In thousands)

Deferred tax assets:
Accrued liabilities	$475	$301
State income taxes	1,062	1,198
Allowances for doubtful accounts and product returns	795	517
Foreign net operating losses	107	700
Stock based compensation	597	309
Other	243	55

Total deferred tax assets	3,279	3,080
Deferred tax liabilities:
Intangible assets	(55)	(67)

Net deferred tax assets	$3,224	$3,013

For the years ended December 31, 2007 and 2006, excess tax benefits from the exercise of stock options of $450,000 and $282,000, respectively, were recorded as an addition to paid-in capital.

The Company has a foreign net operating loss of approximately $581,000 of which $371,000 expires in 2012 and the remaining $210,000 does not expire as it carries forward indefinitely. The Company does not provide for U.S. Federal, state or additional foreign taxes on certain foreign earnings that management intends to permanently reinvest.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon the adoption of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company has $91,000 of total unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in any future periods. It is reasonably possible that a change in the unrecognized tax benefits could occur within the next 12 months. However, the Company anticipates that any change would not be significant and would not have a material impact on the consolidated statement of operations or consolidated balance sheet.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption, the Company recorded $2,000 of interest and penalties, which is included in the $128,000 liability for unrecognized tax benefits noted above. During the year ended December 31, 2007, the Company recognized approximately $6,000 of interest and penalties associated with uncertain tax positions.

At December 31, 2007, the Company had $8,000 accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding the liability for interest and penalties) for the year:

Unrecognized tax benefits balance at January 1, 2007	$126,000
Gross increases — tax positions in prior years	23,000
Gross decreases — tax positions in prior years	(66,000)

Unrecognized tax benefits balance at December 31, 2007	$83,000

14.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories and related products. The Company’s license agreement with Volcom Europe, the licensee of the Company’s products in France, expired on December 31, 2006. In anticipation of the expiration of this license agreement, the Company established subsidiaries in France and Switzerland in order to take direct control of its European operations. Based on the nature of the financial information that is received by the chief operating decision maker, the Company now operates in two operating and reportable segments, the United States and Europe. The United States segment primarily includes revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States operations, while the European segment primarily includes revenues generated from customers in Europe that are served by the Company’s European operations. All intercompany revenues and expenses are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to the Company’s operating segments is as follows:

	2007	2006	2005
	(In thousands)

Total revenues:
United States	$228,494	$200,735	$159,684
Europe	40,119	4,523	267

Consolidated	$268,613	$205,258	$159,951

Gross profit:
United States	$110,412	$100,879	$81,254
Europe	19,631	1,142	65

Consolidated	$130,043	$102,021	$81,319

Operating income (loss):
United States	$45,790	$45,918	$38,420
Europe	4,842	(2,314)	(40)

Consolidated	$50,632	$43,604	$38,380

Identifiable assets:
United States	$187,780	$137,581	$110,137
Europe	14,714	12,167	1,244

Consolidated	$202,494	$149,748	$111,381

Although the Company operates within two reportable segments, it has several different product categories within the segments, for which the revenues attributable to the each product category are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Mens	$133,073	$102,734	$87,254
Girls	77,326	67,250	51,463
Snow	22,243	15,408	9,455
Boys	20,023	11,860	7,133
Footwear	6,127	1,573	—
Girls swim	3,734	—	—
Other	2,667	2,361	1,411

Subtotal product categories	265,193	201,186	156,716
Licensing revenues	3,420	4,072	3,235

Total consolidated revenues	$268,613	$205,258	$159,951

Other includes revenues primarily relate to the Company’s Volcom Entertainment division, films and related accessories.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes product revenues by geographic regions attributed by customer location:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$174,254	$157,581	$128,159
Canada	31,041	23,925	15,774
Asia Pacific	8,434	7,230	6,622
Europe	40,119	4,523	267
Other	11,345	7,927	5,894

	$265,193	$201,186	$156,716

15.	Subsequent Event (Unaudited)

Effective January 17, 2008, pursuant to the terms of an Agreement of Purchase and Sale dated as of January 15, 2008 (the “Purchase Agreement”), the Company acquired all of the outstanding membership interests of Electric Visual Evolution, LLC (“Electric”), a core action sports lifestyle brand with growing product lines including sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Under the Purchase Agreement, the Company paid to the members of Electric $25.3 million in cash upon the closing of the transaction, subject to certain indemnities and post-closing adjustments. The members will also be eligible to earn up to an additional $21.0 million over the next three years upon achieving certain financial milestones.

16.	Pro Forma Information (Unaudited)

The pro forma unaudited income tax adjustments presented represent the estimated taxes which would have been reported had the Company been subject to Federal and state income taxes as a C corporation for all of 2005. The pro forma provision for income taxes differs from the statutory income tax rate due to the following:

Year Ended
December 31, 2005
(In thousands)

Federal income taxes at the statutory rate	$13,818
State income taxes — net of Federal benefit	2,268
Equity in earnings of investee	116
Other	21

Total pro forma income tax provision	$16,223

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2007
Total revenues	$50,818	$57,681	$91,045	$69,069
Gross profit	26,407	27,793	45,867	29,976
Operating income	8,062	8,849	23,027	10,694
Net income	5,482	6,220	14,518	7,115
Net income per share, basic	$0.23	$0.25	$0.60	$0.29
Net income per share, diluted	$0.22	$0.25	$0.59	$0.29
Year ended December 31, 2006
Total revenues	$41,596	$46,051	$61,049	$56,562
Gross profit	21,522	22,914	30,908	26,677
Operating income	6,686	9,690	15,560	11,668
Net income	4,426	6,532	10,163	7,632
Net income per share, basic	$0.18	$0.27	$0.42	$0.31
Net income per share, diluted	$0.18	$0.27	$0.42	$0.31

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

Date: February 29, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard R. Woolcott Richard R. Woolcott	Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Douglas P. Collier Douglas P. Collier	Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ René R. Woolcott René R. Woolcott	Chairman of Board of Directors	February 29, 2008

/s/ Douglas S. Ingram Douglas S. Ingram	Director	February 29, 2008

/s/ Anthony M. Palma Anthony M. Palma	Director	February 29, 2008

/s/ Joseph B. Tyson Joseph B. Tyson	Director	February 29, 2008

/s/ Carl W. Womack Carl W. Womack	Director	February 29, 2008

/s/ Kevin G. Wulff Kevin G. Wulff	Director	February 29, 2008

EXHIBIT INDEX

Number		Description

2.1		Agreement of Purchase and Sale, dated as of January 15, 2008, by and among Volcom, Inc., a Delaware corporation, Skelly Acquisition Corp., a Delaware corporation and a wholly--owned subsidiary of Volcom, Inc., Electric Visual Evolution LLC, a California limited liability company, and each of the members of Electric Visual Evolution LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 18, 2008).
3	.1*	Restated Certificate of Incorporation of Volcom, Inc.
3	.2*	Amended and Restated Bylaws of Volcom, Inc.
3	.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.
4	.1*	Specimen Common Stock certificate.
10	.1*†	Form of Indemnification Agreement between Volcom and each of its directors and officers.
10.2		Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of July 20, 2006 (incorporated by reference in the Company’s Current Report on Form 8-K filed on July 24, 2006).
10	.3*	Lease dated as of May 19, 1999 by and between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue, Costa Mesa.
10	.4*	Form of 2005 Incentive Award Plan.
10	.5*	Form of Restricted Stock Award Grant Notice and Agreement.
10	.6*	Form of Stock Option Grant Notice and Agreement.
10	.7*	Software License Agreement by and between Innovative Systems, LLC and Volcom Stone Board Wear, Inc., made and effective September 1, 2002.
10.8		Real Estate Development Agreement dated May 5, 2006 between Volcom SAS and Société d’Equipement des Pays de l’Adour (English Translation) (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 9, 2006).
10.9		Amended and Restated 2005 Incentive Award Plan (incorporated by reference in the Company’s Annual Report on Form 10-K filed on March 14, 2007).
21.1		Subsidiaries of Volcom, Inc.
23.1		Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
31.1		Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)

†	All current directors and executive officers of Volcom, Inc. have entered into the Indemnity Agreement with Volcom, Inc.