Form 10-Q
period 2008-03-31
Volcom Inc
filed 2008-05-12
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2008, there were 24,349,520 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$72,031	$92,962
Short-term investments	302	—
Accounts receivable — net of allowances of $3,836 (2008) and $2,783 (2007)	66,919	58,270
Inventories	18,958	20,440
Prepaid expenses and other current assets	2,402	1,720
Income taxes receivable	—	326
Deferred income taxes	3,164	2,956

Total current assets	163,776	176,674

Property and equipment — net	26,164	24,427
Investments in unconsolidated investees	330	298
Deferred income taxes	—	268
Intangible assets — net	23,840	363
Goodwill	2,557	—
Other assets	415	464

Total assets	$217,082	$202,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,175	$18,694
Accrued expenses and other current liabilities	13,407	10,561
Income taxes payable	4,429	—
Current portion of capital lease obligations	100	72

Total current liabilities	29,111	29,327

Long-term capital lease obligations	92	33
Other long-term liabilities	574	190
Income taxes payable — noncurrent	91	89
Deferred income taxes	1,249	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,349,520 (2008 and 2007) shares issued and outstanding	24	24
Additional paid-in capital	89,422	89,185
Retained earnings	89,566	80,226
Accumulated other comprehensive income	6,953	3,420

Total stockholders’ equity	185,965	172,855

Total liabilities and stockholders’ equity	$217,082	$202,494

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product revenues	$79,987	$49,425
Licensing revenues	567	1,393

Total revenues	80,554	50,818
Cost of goods sold	38,379	24,411

Gross profit	42,175	26,407
Selling, general and administrative expenses	27,777	18,345

Operating income	14,398	8,062
Other income:
Interest income, net	469	1,081
Foreign currency (loss) gain	(156)	39

Total other income	313	1,120

Income before provision for income taxes	14,711	9,182
Provision for income taxes	5,371	3,700

Net income	$9,340	$5,482

Net income per share:
Basic	$0.38	$0.23
Diluted	$0.38	$0.22
Weighted average shares outstanding:
Basic	24,326,015	24,273,178
Diluted	24,330,994	24,374,647
See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,340	$5,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,743	533
Provision for doubtful accounts	163	146
Excess tax benefits related to exercise of stock options	—	(173)
Loss on disposal of property and equipment	16	15
Stock-based compensation	247	210
Deferred income taxes	(79)	(63)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,138)	684
Inventories	5,801	2,032
Prepaid expenses and other current assets	(473)	(986)
Income taxes receivable/payable	4,632	2,993
Other assets	77	(66)
Accounts payable	(12,810)	(2,760)
Accrued expenses and other current liabilities	221	1,272
Other long-term liabilities	(112)	(4)

Net cash provided by operating activities	5,628	9,315

Cash flows from investing activities:
Purchase of property and equipment	(1,026)	(6,458)
Business acquisition, net of cash acquired	(26,856)	—
Purchase of intangible assets	(300)	—
Purchase of short-term investments	(281)	—
Purchase of additional shares in cost method investee	(32)	—
Proceeds from sale of property and equipment	—	15

Net cash used in investing activities	(28,495)	(6,443)

Cash flows from financing activities:
Principal payments on capital lease obligations	(46)	(20)
Cash received from government grants	463	—
Proceeds from exercise of stock options	—	465
Excess tax benefits related to exercise of stock options	—	173

Net cash provided by financing activities	417	618

Effect of exchange rate changes on cash	1,519	64

Net (decrease)/increase in cash and cash equivalents	(20,931)	3,554

Cash and cash equivalents — Beginning of period	92,962	85,414

Cash and cash equivalents — End of period	$72,031	$88,968

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19	$7
Income taxes	$827	$770
Supplemental disclosures of noncash investing and financing activities:
     At March 31, 2008 and 2007, the Company accrued for $134,000 and $103,000 of property and equipment purchases, respectively.
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
     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statement of cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Note 2 — Stock-Based Compensation
     The Company accounts for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. The Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. The expected option term is estimated based upon historical data on employee exercises and management’s expectation of exercise behavior. For options granted concurrently with the Company’s initial public offering of common stock, the expected volatility of the Company’s stock price was based upon the historical volatility of similar entities whose share prices were publicly available. For options granted subsequent to the Company’s offering, expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.
     During the three months ended March 31, 2008 and 2007, the Company recognized approximately $247,000, or $157,000 net of tax, and $210,000, or $125,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.
     Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of March 31, 2008, there were 3,125,655 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

     Stock Option Awards — In June 2005, the Company’s Board of Directors approved the grant of 586,526 options to purchase the Company’s common stock. The Company granted these options under the Incentive Plan at the effective date of the Company’s initial public offering at an exercise price of $19.00, which was equal to the initial public offering price of the Company’s common stock. The stock options have vesting terms whereby 10,526 options vested immediately, 210,000 options vested on December 15, 2005 and the remaining 366,000 options vest 20% per annum over 5 years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term.
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
     A summary of the Company’s stock option activity under the Incentive Plan for the three months ended March 31, 2008 is as follows:

		Weighted-
		Average	Weighted-Average
	Number of	Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at January 1, 2008	442,400	$19.52
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—

Outstanding at March 31, 2008	442,400	$19.52	7.3 years

Exercisable at March 31, 2008	228,700	$19.00	7.3 years

     As of March 31, 2008, there was unrecognized compensation expense of $1.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.2 years. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was zero and $447,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2008 was $523,000 and $277,000, respectively.
     Additional information regarding stock options outstanding as of March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise price	Options	Life (yrs)	Price	Options	Price
$19.00	432,400	7.3	$19.00	228,700	$19.00
$42.07	10,000	9.1	$42.07	—	—
     As of March 31, 2008, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 430,178, which had a weighted-average exercise price of $19.54. The weighted-average remaining life of these options was 7.3 years and the aggregate intrinsic value was $508,000 at March 31, 2008.
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

     In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $33,000 was amortized to expense during each of the three month periods ended March 31, 2008 and 2007.
     In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $20,000 was amortized to expense during each of the three month periods ended March 31, 2008 and 2007.
     Restricted stock activity for the three months ended March 31, 2008 is as follows:

		Weighted-
		Average
	Shares of	Grant-Date
	Restricted Stock	Fair Value
Unvested restricted stock at January 1, 2008	24,000	$30.00
Granted	—	—
Vested	(1,500)	$34.65
Canceled or forfeited	—	—

Unvested restricted stock at March 31, 2008	22,500	$30.72

     As of March 31, 2008, there was unrecognized compensation expense of $556,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.7 years.
Note 3 — New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No.157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted the provisions of SFAS No.157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position.
     In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS No. 157 will be effective for the Company’s fiscal year 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 157-2 will have on its consolidated results of operations, financial position and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 was adopted on January 1, 2008. The adoption of SFAS No. 159 did not have a significant impact on the Company’s consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company is currently evaluating the impact the adoption of SFAS No. 141(R) will have on its consolidated financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal periods. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial position or results of operations.
Note 4 — Acquisitions
     Effective January 17, 2008, the Company acquired all of the outstanding membership interests of Electric Visual Evolution, LLC (“Electric”), a core action sports lifestyle brand with growing product lines including sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. The operations of Electric have been included in the Company’s results since January 17, 2008. The purchase price of approximately $27.3 million, excluding transaction costs, consisted of cash consideration of $25.3 million and a working capital adjustment of $2.0 million in cash, and is subject to certain indemnities and post-closing adjustments. Transaction costs totaled $1.1 million. The sellers also will be eligible to earn up to an additional $21.0 million in cash over the next three years upon achieving certain financial milestones. Electric will operate as a wholly-owned subsidiary of the Company and will be maintained as a stand-alone brand. Goodwill arises from the synergies the Company believes can be achieved by the integration of certain aspects of Electric’s production of softgoods and accessories. Approximately $929,000 of this goodwill is estimated to be deductible for tax purposes, which is subject to change upon finalization of the valuation of identified intangible assets. Amortizing intangible assets consist of customer relationships, non-compete agreements, backlog and athlete contracts with estimated useful lives of 20 years, 4 years, 3 months and 15 months, respectively. These intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible assets are consumed.

     The assets and liabilities of Electric were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The following table summarizes the estimated preliminary allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed at the date of acquisition and is subject to change upon finalization of the valuation of identified intangible assets:

(In thousands)
Current assets	$10,453
Property and equipment	1,110
Other assets	19
Amortizing intangible assets	13,260
Non-amortizing trademarks	10,500
Goodwill	2,557

Total assets acquired	37,899
Liabilities assumed	(9,477)

Net assets acquired	$28,422

     The results of operations for the acquisition are included in the Condensed Consolidated Statements of Operations from the acquisition date. Assuming the acquisition had occurred as of the beginning of each period, proforma consolidated total revenues would have been $80.9 million and $56.0 million for the three months ended March 31, 2008 and 2007, respectively. Proforma net income would have been $8.6 million and $5.3 million, respectively, for those same periods, and proforma diluted earnings per share would have been $0.35 and $0.22, respectively.
Note 5 — Inventories
     Inventories are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Finished goods	$18,116	$19,849
Work-in-process	422	214
Raw materials	420	377

	$18,958	$20,440

Note 6 — Property and Equipment
     Property and equipment are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Furniture and fixtures	$4,690	$3,547
Office equipment	2,744	1,724
Computer equipment	5,405	4,959
Leasehold improvements	7,707	7,379
Building	7,925	7,489
Land	4,723	4,723
Construction in progress	355	30

	33,549	29,851
Less accumulated depreciation	(7,385)	(5,424)

Property and equipment — net	$26,164	$24,427

     In February 2007, the Company completed the construction of its European headquarters in Anglet, France. Costs incurred related to such construction totaled approximately 4.6 million Euros (approximately $7.3 million based on a 1 Euro to $1.58 U.S. dollar exchange rate as of March 31, 2008).
     The Company has applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.3 million based on a 1 Euro to $1.58 U.S. dollar exchange rate as of March 31, 2008). Such grants have been paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of March 31, 2008, the Company has received all of the grant money from the local government. The Company has recorded

$529,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $733,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.
Note 7 — Investments in Unconsolidated Investees
     Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In February 2008, the Company purchased an additional .4% ownership in Volcom Australia for $32,000, bringing the total ownership interest to 13.9%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At March 31, 2008 and December 31, 2007, the Company’s investment in Volcom Australia was $330,000 and $298,000, respectively.
Note 8 — Intangible Assets and Goodwill
     Intangible assets are as follows:

	As of March 31, 2008		As of December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortizing intangible assets	$13,773	$749	$463	$100
Non-amortizing trademarks	10,500	—	—	—
Other non-amortizing intangible assets	316	—	—	—

	$24,589	$749	$463	$100

     Amortizing intangible assets include customer relationships, non-compete agreements, backlog, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the three months ended March 31, 2008 and 2007 was approximately $637,000 and $11,000, respectively. The Company’s annual amortization expense is estimated to be approximately $2.4 million in the fiscal years ending December 31, 2008 and 2009, and approximately $2.0 million, $1.6 million and $1.3 million in the fiscal years ending December 31, 2010, 2011 and 2012, respectively.
     Goodwill of $2.6 million associated with the Electric acquisition is included in the Electric operating segment.
Note 9 — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Payroll and related accruals	$4,968	$4,000
Other	8,439	6,561

	$13,407	$10,561

Note 10 — Commitments and Contingencies
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
Note 11 — Earnings Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as amended by SFAS No. 123(R) (“SFAS No. 128”). Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except share data)
Numerator — Net income	$9,340	$5,482

Denominator: Weighted average common stock outstanding for basic earnings per share	24,326,015	24,273,178
Effect of dilutive securities:
Stock options and restricted stock	4,979	101,469

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,330,994	24,374,647

     For the three months ended March 31, 2008, 442,400 stock options and 4,500 shares of restricted stock were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.
Note 12 — Segment Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker and the Company’s internal reporting structure, the Company operates in three operating and reportable segments, the United States, Europe and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States operations, as well as licensing revenues and revenues generated from Company-owned retail stores. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

     Information related to the Company’s operating segments is as follows:

	Three Months Ended
	March,
	2008	2007
	(In thousands)
Total revenues:
United States	$49,225	$49,214
Europe	25,154	1,604
Electric	6,175	—

Consolidated	$80,554	$50,818

Gross profit:
United States	$23,907	$25,678
Europe	14,669	729
Electric	3,599	—

Consolidated	$42,175	$26,407

Operating income (loss):
United States	$4,979	$9,839
Europe	9,038	(1,777)
Electric	381	—

Consolidated	$14,398	$8,062

Identifiable assets:
United States	$120,898	$145,154
Europe	57,129	12,523
Electric	39,055	—

Consolidated	$217,082	$157,677

     Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Mens	$40,817	$24,672
Girls	19,867	17,078
Snow	308	—
Boys	4,739	3,334
Footwear	3,358	2,114
Girls swim	4,058	1,720
Electric	6,175	—
Other	665	507

Subtotal product categories	79,987	49,425
Licensing revenues	567	1,393

Total revenues	$80,554	$50,818

     The Electric product category includes revenues from all Electric branded products including sunglasses, goggles and related clothing and accessories generated from the Company’s newly acquired Electric subsidiary. Other includes revenues primarily related to the Company’s Volcom Entertainment division, films and related accessories.

     The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by our Electric operating segment and are allocated based on customer location.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
United States	$39,323	$35,638
Canada	8,492	8,109
Asia Pacific	2,270	1,546
Europe	26,871	1,604
Other	3,031	2,528

	$79,987	$49,425

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.
Overview
     We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, footwear, accessories and related products under the Volcom brand name. We seek to offer products that appeal to participants in skateboarding, snowboarding and surfing, and those who affiliate themselves with the broader action sports youth lifestyle. Our products, which include t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim, outerwear, sandals, girls swimwear and a complete collection of kids and boys clothing, combine fashion, functionality and athletic performance. Our designs are infused with an artistic and creative element that we believe differentiates our products from those of many of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories.
     On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $27.3 million. Known for its volt logo, Electric is a core action sports lifestyle brand. Electric’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric was founded in 2000 by industry veterans Kip Arnette and Bruce Beach and is headquartered in Orange County, California.
     Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. Our retail customers are primarily specialty boardsports retailers and several retail chains. Except for Volcom and Electric sales made in Europe and Canada and Electric sales made in Australia and New Zealand, all of our sales are denominated in U.S. dollars.
     In Australia, Indonesia, South Africa and Brazil, we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. In anticipation of the expiration of the European licensing agreement on December 31, 2006, we established our own operations in Europe. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As a result, we will continue to experience a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we continue to build the necessary infrastructure and hire employees to further establish and support our own operations in Europe. However, our product revenues have increased in Europe as we now recognize revenue from the direct sale of our products in this territory.

     As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007 and delivered our first full season product line during the third quarter of 2007. We continue to build the necessary infrastructure to support these European operations.
     Our revenues increased from $76.3 million in 2003 to $268.6 million in 2007. Our revenues were $80.6 million for the three months ended March 31, 2008, an increase of $29.8 million, or 58.5%, compared to $50.8 million for the three months ended March 31, 2007. In June 2007, we began direct distribution of our product in Europe, which contributed to our increase in sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The operations of our newly acquired subsidiary, Electric, are included our operating results since January 17, 2008, which also contributed to our increase in revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Additionally, based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participant and those who affiliate themselves with the broader action sports youth lifestyle.
     Sales to Pacific Sunwear decreased 33.9%, or $3.5 million, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We may continue to see sales to Pacific Sunwear decline, and we currently project an approximate 10% decrease in sales to Pacific Sunwear for 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to pre-season orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. However, with the introduction of our direct European business and our Electric subsidiary, the seasonality of our gross margin may change. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.
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
     Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, the quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products that will impact our business through 2008. Additionally, China offers a rebate tax on exports. China has reduced this rebate due to pressures from the United States and other countries to control the amount of exports from China. This reduction in the rebate has increased our sourcing costs. These cost increases, along with the Yuan strengthening against the U.S. dollar, labor shortages and inflations in China, will have a negative impact on our sourcing costs. We intend to closely monitor our sourcing in China to avoid disruptions.
     Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 30.1% in 2003 to 29.6% in 2007. This decrease was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. Our selling, general and administrative expenses as a percentage of revenues have decreased from 36.1% for the three months ended March 31, 2007 to 34.5% for the three months ended March 31, 2008. Our selling, general and administrative expenses as a percentage of revenues were higher during the three months ended March 31, 2007 due to the hiring of additional personnel as we developed our infrastructure domestically and abroad and costs related to the transition of our European operations from a licensee model to a direct control model without obtaining any significant revenue to offset or leverage the additional expenses in Europe.
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
Goodwill and Intangible Assets
     We account for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets, or SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses will be reflected in operating income.
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
Income Taxes
     Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R). SFAS No. 123(R) requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Foreign Currency Translation
     We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
     A portion of our sales are made in Canadian dollars. In addition, our recently acquired Electric subsidiary purchases sunglass inventory in Euros. As a result, we are exposed to transaction gains and losses that result from movements in foreign currency exchange rates. Changes in our assets and liabilities that are denominated in these foreign currencies are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations. As our foreign currency denominated revenues, accounts receivable, inventories, accounts payable and cash balances have historically been a small portion of our revenues, assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations, and therefore we are exposed to currency risk.
General
     Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. Beginning in January 2008, we added the full product line from Electric, which includes sunglasses, goggles, soft goods and other accessories sold under the Electric brand name. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on Volcom product sales by our international licensees in Europe (through delivery of our Spring 2007 line), Australia, Indonesia, South Africa and Brazil.
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
Results of Operations
     The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months
	Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of goods sold	47.6	48.0

Gross profit	52.4	52.0
Selling, general and administrative expenses	34.5	36.1

Operating income	17.9	15.9
Other income	0.4	2.2

Income before provision for income taxes	18.3	18.1
Provision for income taxes	6.7	7.3

Net income	11.6%	10.8%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
     Consolidated revenues were $80.6 million for the three months ended March 31, 2008, an increase of $29.8 million, or 58.5%, compared to $50.8 million for the three months ended March 31, 2007. Revenues from our European operations were $25.2 million for the three months ended March 31, 2008, an increase of $23.6 million, compared to $1.6 million for the three months ended March 31, 2007. The increase in revenues from our European operations was a result of the transition of our European operations from a licensee model to a direct control model. The operations of Electric are included in our operating results since January 17, 2008, and contributed $6.2 million in revenues for the three months ended March 31, 2008. Revenues from our five largest customers were $15.8 million for the three months ended March 31, 2008, a decrease of $3.1 million, or 16.4%, compared to $18.9 million for the three months ended March 31, 2007. Excluding revenues from Pacific Sunwear, which decreased $3.5 million, or 33.9%, to $6.9 million, total revenues from our remaining five largest customers increased $0.4 million, or 5.2%, to $8.9 million for the three months ended March 31, 2008 from $8.5 million for the three months ended March 31, 2007. We believe the decrease in revenues from Pacific Sunwear was generally due to a change in Pacific Sunwear’s product mix and Pacific Sunwear’s effort to reduce their overall inventory levels, which caused Pacific Sunwear’s purchases of our product to slow. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. In addition, the increase in our revenues can be attributed to sales of our recently introduced Creedlers and girls swim product, as well as additional distribution. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.
     Consolidated product revenues were $80.0 million for the three months ended March 31, 2008, an increase of $30.6 million, or 61.8%, compared to $49.4 million for the three months ended March 31, 2007. Of the $30.6 million increase in product revenues, increases in mens products and girls products accounted for $18.9 million of that increase. Revenues from mens products increased $16.1 million, or 65.4%, to $40.8 million for the three months ended March 31, 2008 compared to $24.7 million for the three months ended March 31, 2007 and girls products increased $2.8 million, or 16.3%, to $19.9 million for the three months ended March 31, 2008 compared to $17.1 million for the three months ended March 31, 2007. Revenues from girls swim increased $2.4 million, or 135.9%, to $4.1 million for the three months ended March 31, 2008 compared to $1.7 million for the three months ended March 31, 2007. Revenues from boys products, which includes our line of kids clothing for young boys ages 4 to 7, increased $1.4 million, or 42.1%, to $4.7 million for the three months ended March 31, 2008 compared to $3.3 million for the three months ended March 31, 2007. Revenues from our Creedler footwear line increased $1.3 million, or 58.9%, to $3.4 million for the three months ended March 31, 2008 compared to $2.1 million for the three months ended March 31, 2007. Revenues from our new Electric subsidiary were $6.2 million for the three months ended March 31, 2008.
     Licensing revenues decreased 59.3% to $0.6 million for the three months ended March 31, 2008 from $1.4 million for the three months ended March 31, 2007. The decrease in licensing revenues was a result of the transition of our European operations from a licensee model to a direct control model.
     Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $39.3 million, or 49.2% of our product revenues, for the three months ended March 31, 2008, compared to $35.6 million, or 72.1% of our product revenues, for the three months ended March 31, 2007. Product revenues in Europe were $26.9 million, or 33.6% of our product revenues, for the three months ended March 31, 2008, compared to $1.6 million, or 3.2% of our product revenues, for the three months ended March 31, 2007. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Japan, Australia and New Zealand, and do not include sales by our international licensees. Such product revenues in the rest of the world were $13.8 million, or 17.2% of our product revenues, for the three months ended March 31, 2008 compared to $12.2 million, or 24.7% of our product revenues, for the three months ended March 31, 2007.

Gross Profit
     Consolidated gross profit increased $15.8 million, or 59.7%, to $42.2 million for the three months ended March 31, 2008 compared to $26.4 million for the three months ended March 31, 2007. Gross profit as a percentage of revenues, or gross margin, increased 40 basis points to 52.4% for the three months ended March 31, 2008 compared to 52.0% for the three months ended March 31, 2007. Consolidated gross margin related specifically to product revenues increased 140 basis points to 52.0% for the three months ended March 31, 2008 compared to 50.6% for the three months ended March 31, 2007. Gross margin from the U.S. segment decreased 280 basis points to 48.0% for the three months ended March 31, 2008 compared to 50.8% for the three months ended March 31, 2007, primarily due to additional discounts and an increase in inventory liquidations that we believe were the result of the soft domestic retail environment. These U.S. segment gross margin pressures were more than offset by our European segment delivering gross margin on product of 58.3% due to strong full-price sell through and foreign currency gains during the three months ended March 31, 2008.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative expenses increased $9.5 million, or 51.4%, to $27.8 million for the three months ended March 31, 2008 compared to $18.3 million for the three months ended March 31, 2007. The increase in absolute dollars was due primarily to expenses of $3.2 million from our newly acquired subsidiary, Electric, of which $0.6 million was non-cash amortization related to the acquisition. We also had increased expenses of $3.1 million related to the transition of our European operations from a licensee model to a direct control model. Additionally, we had increased payroll and payroll-related expenses of $1.1 million due to expenditures on infrastructure and personnel, increased rent expense of $0.7 million, increased advertising and marketing expenses of $0.6 million, and a net increase in various other expense categories of $0.8 million. As a percentage of revenues, selling, general and administrative decreased to 34.5% for the three months ended March 31, 2008 from 36.1% for the three months ended March 31, 2007. Our selling, general and administrative expenses as a percentage of revenues were higher during the three months ended March 31, 2007 due to the hiring of additional personnel as we developed our infrastructure domestically and abroad and costs related to the transition of our European operations from a licensee model to a direct control model without obtaining any significant revenue to offset or leverage the additional expenses in Europe. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad.
Operating Income
     As a result of the factors above, operating income for the three months ended March 31, 2008 increased $6.3 million to $14.4 million compared to $8.1 million for the three months ended March 31, 2007. Operating income as a percentage of revenue increased to 17.9% for the three months ended March 31, 2008 from 15.9% for the three months ended March 31, 2007.
Other Income
     Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended March 31, 2008 and 2007 was $0.5 million and $1.1 million, respectively. Foreign currency gain (loss) decreased to a $0.2 million loss for the three months ended March 31, 2008 compared to a $39,000 gain for the three months ended March 31, 2007 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.
Provision for Income Taxes
     We have computed our provision for income taxes for the three months ended March 31, 2008 using an estimated effective annual tax rate of 36.5%. The provision for income taxes increased $1.7 million to $5.4 million for the three months ended March 31, 2008 compared to $3.7 million for the three months ended March 31, 2007.

Net Income
     As a result of the factors above, net income increased $3.8 million, or 70.4%, to $9.3 million for the three months ended March 31, 2008 from $5.5 million for the three months ended March 31, 2007.
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
     The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Cash and cash equivalents at beginning of period	$92,962	$85,414
Cash flow from operating activities	5,628	9,315
Cash flow from investing activities	(28,495)	(6,443)
Cash flow from financing activities	417	618
Effect of exchange rate on cash	1,519	64

Cash and cash equivalents at end of period	$72,031	$88,968

     Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the three months ended March 31, 2008 and 2007, cash from operating activities was $5.6 million and $9.3 million, respectively. The $3.7 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$(11,101)	Decrease in cash flows from accounts payable and accrued expenses due to timing of payments, increased payroll accruals and other liabilities
(3,822)
Decrease in cash flows from accounts receivable due to the timing of sales and collections and increased sales volumes and corresponding accounts receivable balances as a result of the direct distribution of product in Europe

3,858	Increase in net income
3,769	Increase in cash flows from inventory due to a quicker inventory turnover thereby reducing our inventory levels
1,812	Increase in cash flows due to fluctuations in the income tax receivable/payable balance and tax benefits related to stock option exercises between periods
1,264	Increase in non-cash depreciation and amortization, provision for doubtful accounts and stock-based compensation
533	Net increase in cash flows from all other operating activities

$(3,687)	Total

     Cash used in investing activities was $28.5 million and $6.4 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash used in investing activities was primarily due to the $26.9 million spent on the acquisition of Electric, net of cash acquired, during the three months ended March 31, 2008. This increase was offset by a $5.4 million decrease in purchases of property and equipment due to significant capital expenditures during the three months ended March 31, 2007, including payments for the construction of our European headquarters in Anglet, France, and the purchase of real property on the North Shore of Oahu, or the Pipe House, for $4.2 million. Capital expenditures during the three months ended March 31, 2008 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

     Cash provided by financing activities was $0.4 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively, and is primarily due to cash received from government grants and the proceeds and excess tax benefits related to the exercise of stock options.
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
Credit Facilities
     In July 2006, we entered into a $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (5.25% at March 31, 2008) or LIBOR plus 1.50%. Under this credit facility, we had $0.8 million outstanding in letters of credit at March 31, 2008. At March 31, 2008 there were no outstanding borrowings under this credit facility, and $19.2 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At March 31, 2008, we were in compliance with all restrictive covenants.
Contractual Obligations and Commitments
     We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of March 31, 2008. The following table summarizes, as of March 31, 2008, the total amount of future payments due in various future periods:

	Payments Due by Period
	(in thousands)
		Apr. 1 -
	Total	Dec. 31, 2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$26,791	$3,042	$3,388	$3,128	$2,958	$2,256	$12,019
Capital lease obligations	197	87	83	27	—	—	—
Professional athlete sponsorships	17,432	4,498	4,433	3,044	1,345	1,340	2,772
Contractual letters of credit	750	750	—	—	—	—	—

Total	$45,170	$8,377	$7,904	$6,199	$4,303	$3,596	$14,791

     We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2018, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
     We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 13.7% per year and expire at various dates through July 2010.
     We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five- year period ending March 31, 2013, is approximately $3.9 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

     Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.
Seasonality
     Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts and t-shirts) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets and outerwear) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. In addition, our direct European operations began shipping product during the second half of 2007, which caused a slightly higher concentration of revenues in the second half of 2007 over historical levels. Our business in Europe is extremely seasonal with revenues concentrated primarily in the first and third quarters, shipment of low margin samples concentrated in the second and fourth quarters, and a relatively steady pace of selling, general and administrative expenses throughout the year. As 2008 is the first year that our European business will be fully operational throughout the entire year, we may experience a shift in our historical revenue, gross profit and operating income trends. During the two-year period ended December 31, 2007, approximately 59% of our revenues, 57% of our gross profit and 65% of our operating income were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.
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
Vulnerability Due to Concentrations
     One customer, Pacific Sunwear, accounted for approximately 18% of our product revenues in 2007 and approximately 9% of our product revenues for the three months ended March 31, 2008. No other customer accounted for more than 10% of our product revenues in 2008 or 2007.
     Sales to Pacific Sunwear decreased 33.9%, or $3.5 million, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We may continue to see sales to Pacific Sunwear decline, and we currently expect an approximate 10% decrease in sales to Pacific Sunwear for 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.
     We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2007, we contracted for the manufacture of our products with approximately 45 foreign manufacturers and four domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 19% and 14%, respectively, of our product costs in 2007, and approximately 12% and 20%, respectively, of our product costs for the three months ended March 31, 2008.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No.157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted the provisions of SFAS No.157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position.
     In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS No. 157 will be effective for our fiscal year 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157-2 will have on our consolidated results of operations, financial position and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, or SFAS No. 159. SFAS No. 159 provides reporting entities an option to measure certain financial assets and liabilities and other eligible items at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 was adopted on January 1, 2008. The adoption of SFAS No. 159 did not have a significant impact on our consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires expanded disclosures about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal periods. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risk
     We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.
     A portion of our sales are made in Canadian dollars. For the three months ended March 31, 2008 and March 31, 2007, we derived 10.6% and 16.4%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in the applicable foreign currency exchange rates would have a material effect on our financial position.
     Our recently acquired subsidiary, Electric, purchases sunglass inventory in Euros. As a result, we are exposed to fluctuations in the value of the Euro denominated inventory and payables. A strengthening in the Euro relative to the U. S. dollar could negatively impact the profitability of our products. Accounts payable denominated in Euros are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our statement of operations as other (expense) income. We do not believe that a 10% movement in the applicable foreign currency exchange rates would have a material effect on our financial position.
     Due to the fact that we recently established our European operations and completed the acquisition of Electric, and because our Canadian accounts receivable, accounts payable and cash balances represent a small portion of our total assets and liabilities, we do not generally hedge our exposure to foreign currency rate fluctuations. We may enter into future transactions in order to hedge our exposure to foreign currencies.
     We generally purchase Volcom branded finished goods from our manufacturers in U.S. dollars. However, we source substantially all of these finished goods abroad and their cost may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could increase our costs. If we are unable to increase our prices to a level sufficient to cover the increased costs, it could adversely affect our margins and we may become less price competitive with companies who manufacture their products in the United States.
Interest Rate Risk
     We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at March 31, 2008. The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (5.25% at March 31, 2008) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2007, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.
     Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 4T. Controls and Procedures.
     Not applicable.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K.
One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.
     Pacific Sunwear accounted for approximately 18% of our product revenues in 2007 and approximately 9% of our product revenues for the three months ended March 31, 2008. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 9%, or $4.7 million, for 2007 compared to 2006, and 33.9%, or $3.5 million, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. We currently project that Pacific Sunwear sales will be down approximately 10% in 2008 compared to 2007. We may see sales to Pacific Sunwear decline even beyond these projected amounts. It is unclear where our sales to Pacific Sunwear will trend in the longer term, as Pacific Sunwear appears to be increasing its private label business and lessening overall inventories. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not sell any unregistered equity securities or purchase any of our securities during the period ended March 31, 2007.
     We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124498) that was declared effective by the Securities and Exchange Commission on June 29, 2005. To date, we have used $20.0 million of the net proceeds from the offering to distribute our estimated undistributed S corporation earnings to our S corporation stockholders, $1.5 million to acquire all of the outstanding common stock of Welcom Distribution SARL, the sole distributor of Volcom branded products in Switzerland, approximately $30.6 million for developing our infrastructure and European headquarters in Europe, $27.3 million to acquire all of the outstanding membership interests in Electric Visual Evolution, LLC, and $1.1 million in transaction costs associated with the Electric acquisition. We intend to use the remaining net proceeds for the continual development of our infrastructure in Europe, any earn-out payments to the shareholders of Electric, facility upgrades, marketing and advertising, enhancing and deploying our in-store marketing displays for our retailers, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complementary to our own.

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

Volcom, Inc.
Date: May 12, 2008	/s/ Douglas P. Collier
Douglas P. Collier
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002