Form 10-Q
period 2008-06-30
Volcom Inc
filed 2008-08-11
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, there were 24,364,362 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$70,589	$92,962
Accounts receivable — net of allowances of $5,023 (2008) and $2,783 (2007)	60,920	58,270
Inventories	36,878	20,440
Prepaid expenses and other current assets	2,870	1,720
Income taxes receivable	1,217	326
Deferred income taxes	3,127	2,956

Total current assets	175,601	176,674

Property and equipment — net	27,150	24,427
Investments in unconsolidated investees	330	298
Deferred income taxes	—	268
Intangible assets — net	23,311	363
Goodwill	2,565	—
Other assets	433	464

Total assets	$229,390	$202,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,308	$18,694
Accrued expenses and other current liabilities	10,323	10,561
Current portion of capital lease obligations	84	72

Total current liabilities	36,715	29,327

Long-term capital lease obligations	79	33
Other long-term liabilities	537	190
Income taxes payable — noncurrent	93	89
Deferred income taxes	1,114	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,361,520 (2008) and 24,349,520 (2007) shares issued and outstanding	24	24
Additional paid-in capital	89,928	89,185
Retained earnings	94,412	80,226
Accumulated other comprehensive income	6,488	3,420

Total stockholders’ equity	190,852	172,855

Total liabilities and stockholders’ equity	$229,390	$202,494

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$71,917	$56,901	$151,904	$106,326
Licensing revenues	539	780	1,106	2,173

Total revenues	72,456	57,681	153,010	108,499
Cost of goods sold	37,690	29,888	76,069	54,299

Gross profit	34,766	27,793	76,941	54,200
Selling, general and administrative expenses	27,903	18,944	55,680	37,289

Operating income	6,863	8,849	21,261	16,911
Other income:
Interest income, net	254	1,057	723	2,139
Foreign currency gain	180	493	23	531

Total other income	434	1,550	746	2,670

Income before provision for income taxes	7,297	10,399	22,007	19,581
Provision for income taxes	2,451	4,179	7,821	7,879

Net income	$4,846	$6,220	$14,186	$11,702

Net income per share:
Basic	$0.20	$0.25	$0.58	$0.48
Diluted	$0.20	$0.25	$0.58	$0.48
Weighted average shares outstanding:
Basic	24,333,482	24,297,839	24,329,771	24,285,874
Diluted	24,387,605	24,436,998	24,359,323	24,406,187

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$14,186	$11,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,449	1,206
Provision for doubtful accounts	816	437
Excess tax benefits related to exercise of stock options	(28)	(293)
Loss on disposal of property and equipment	27	16
Stock-based compensation	494	441
Deferred income taxes	(175)	(155)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	1,443	(7,488)
Inventories	(11,614)	(6,122)
Prepaid expenses and other current assets	(946)	(386)
Income taxes receivable/payable	(971)	(148)
Other assets	63	(27)
Accounts payable	1,910	8,133
Accrued expenses and other current liabilities	(2,709)	641
Other long-term liabilities	(150)	(15)

Net cash provided by operating activities	5,795	7,942

Cash flows from investing activities:
Purchase of property and equipment	(3,248)	(9,735)
Business acquisition, net of cash acquired	(26,864)	—
Purchase of intangible assets	(306)	—
Purchase of short-term investments	(286)	—
Sale of short-term investments	286	—
Purchase of additional shares in cost method investee	(32)	—
Proceeds from sale of property and equipment	—	15

Net cash used in investing activities	(30,450)	(9,720)

Cash flows from financing activities:
Principal payments on capital lease obligations	(77)	(39)
Cash received from government grants	473	112
Proceeds from exercise of stock options	219	722
Excess tax benefits related to exercise of stock options	28	293

Net cash provided by financing activities	643	1,088

Effect of exchange rate changes on cash	1,639	209

Net decrease in cash and cash equivalents	(22,373)	(481)

Cash and cash equivalents — Beginning of period	92,962	85,414

Cash and cash equivalents — End of period	$70,589	$84,933

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29	$14
Income taxes	$8,977	$8,181

Supplemental disclosures of noncash investing and financing activities:

At June 30, 2008 and 2007, the Company accrued for $93,000 and $311,000 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

During the six months ended June 30, 2008 and 2007, the Company recognized approximately $494,000, or $319,000 net of tax, and $441,000, or $264,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of June 30, 2008, there were 3,115,655 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

In May 2008, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each independent member of the Company’s Board of Directors (10,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vest one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 2.0 years; volatility of 61.9%; risk-free interest rate of 2.38%; and no dividends during the expected term.

A summary of the Company’s stock option activity under the Incentive Plan for the six months ended June 30, 2008 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2008	442,400	$19.52
Granted	10,000	25.42
Exercised	(12,000)	19.00
Canceled or forfeited	—	—

Outstanding at June 30, 2008	440,400	$19.67	7.1 years

Exercisable at June 30, 2008	294,600	$19.78	7.1 years

As of June 30, 2008, there was unrecognized compensation expense of $1.3 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.9 years. The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $84,000 and $743,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2008 was $2.1 million and $1.4 million, respectively.

Additional information regarding stock options outstanding as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$19.00	420,400	7.0	$19.00	284,600	$19.00
$25.42	10,000	9.9	$25.42	—	—
$42.07	10,000	8.9	$42.07	10,000	$42.07

As of June 30, 2008, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 432,252, which had a weighted-average exercise price of $19.68. The weighted-average remaining life of these options was 7.1 years and the aggregate intrinsic value was $2.0 million at June 30, 2008.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $66,000 was amortized to expense during each of the six month periods ended June 30, 2008 and 2007.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $41,000 was amortized to expense during each of the six month periods ended June 30, 2008 and 2007.

In May 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $8,000 was amortized to expense during the six month period ended June 30, 2008.

Restricted stock activity for the six months ended June 30, 2008 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2008	24,000	$30.00
Granted	10,000	25.42
Vested	(1,500)	$34.65
Canceled or forfeited	—	—

Unvested restricted stock at June 30, 2008	32,500	$28.38

As of June 30, 2008, there was unrecognized compensation expense of $749,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.0 years.

Note 3 — New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal periods. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on its consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material effect on its consolidated financial position or results of operations.

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

(In thousands)
Current assets	$10,453
Property and equipment	1,110
Other assets	19
Amortizing intangible assets	13,260
Non-amortizing trademarks	10,500
Goodwill	2,565

Total assets acquired	37,907
Liabilities assumed	(9,477)

Net assets acquired	$28,430

The results of operations for the acquisition are included in the Condensed Consolidated Statements of Operations from the acquisition date. Assuming the acquisition had occurred as of the beginning of each of the following periods, proforma consolidated results would be as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30,
		2008	2007
	(In thousands, except per share data)
Proforma consolidated total revenues	$63,856	$153,313	$119,819
Proforma consolidated net income	$6,419	$13,480	$11,678
Proforma diluted earnings per share	$0.26	$0.55	$0.48

Note 5 — Inventories

Inventories are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$35,872	$19,849
Work-in-process	152	214
Raw materials	854	377

	$36,878	$20,440

Note 6 — Property and Equipment

Property and equipment are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Furniture and fixtures	$5,475	$3,547
Office equipment	2,515	1,724
Computer equipment	5,651	4,959
Leasehold improvements	8,283	7,379
Building	7,906	7,489
Land	4,723	4,723
Construction in progress	918	30

	35,471	29,851
Less accumulated depreciation	(8,321)	(5,424)

Property and equipment — net	$27,150	$24,427

In February 2007, the Company completed the construction of its European headquarters in Anglet, France. Costs incurred related to such construction totaled approximately 4.6 million Euros (approximately $7.3 million based on a 1 Euro to $1.58 U.S. dollar exchange rate as of June 30, 2008).

The Company has applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.3 million based on a 1 Euro to $1.58 U.S. dollar exchange rate as of June 30, 2008). Such grants have been paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of June 30, 2008, the Company has received all of the grant money from the local government. The Company has recorded $529,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $733,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.

Note 7 — Investments in Unconsolidated Investees

Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In February 2008, the Company purchased an additional .4% ownership in Volcom Australia for $32,000, bringing the total ownership interest to 13.9%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At June 30, 2008 and December 31, 2007, the Company’s investment in Volcom Australia was $330,000 and $298,000, respectively.

Note 8 — Intangible Assets and Goodwill

Intangible assets are as follows:

	As of June 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$13,763	$1,268	$463	$100
Non-amortizing trademarks	10,500	—	—	—
Other non-amortizing intangible assets	316	—	—	—

	$24,579	$1,268	$463	$100

Amortizing intangible assets include customer relationships, non-compete agreements, backlog, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the six months ended June 30, 2008 and 2007 was approximately $1.2 million and $23,000, respectively. The Company’s annual amortization expense is estimated to be approximately $2.2 million, $2.1 million, $1.8 million, $1.6 million and $1.2 million in the fiscal years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

Goodwill of $2.6 million associated with the Electric acquisition is included in the Electric operating segment.

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Payroll and related accruals	$5,549	$4,000
Other	4,774	6,561

	$10,323	$10,561

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share data)		(In thousands, except share data)
Numerator — Net income	$4,846	$6,220	$14,186	$11,702

Denominator: Weighted average common stock outstanding for basic earnings per share	24,333,482	24,297,839	24,329,771	24,285,874
Effect of dilutive securities:
Stock options and restricted stock	54,123	139,159	29,552	120,313

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,387,605	24,436,998	24,359,323	24,406,187

For the three and six months ended June 30, 2008, 20,000 stock options were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Total revenues:
United States	$60,175	$55,205
Europe	5,910	2,476
Electric	6,371	—

Consolidated	$72,456	$57,681

Gross profit:
United States	$27,747	$27,296
Europe	3,401	497
Electric	3,618	—

Consolidated	$34,766	$27,793

Operating income (loss):
United States	$9,199	$11,301
Europe	(2,247)	(2,452)
Electric	(89)	—

Consolidated	$6,863	$8,849

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Total revenues:
United States	$109,400	$104,419
Europe	31,063	4,080
Electric	12,547	—

Consolidated	$153,010	$108,499

Gross profit:
United States	$51,654	$52,974
Europe	18,070	1,226
Electric	7,217	—

Consolidated	$76,941	$54,200

Operating income (loss):
United States	$14,178	$21,140
Europe	6,792	(4,229)
Electric	291	—

Consolidated	$21,261	$16,911

Identifiable assets:
United States	$127,848	$148,306
Europe	61,866	23,713
Electric	39,676	—

Consolidated	$229,390	$172,019

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Mens	$39,136	$28,810	$79,953	$53,482
Girls	17,592	20,313	37,459	37,390
Snow	87	528	395	528
Boys	5,451	4,043	10,189	7,377
Footwear	1,080	1,689	4,438	3,803
Girls swim	1,685	930	5,743	2,650
Electric	6,372	—	12,546	—
Other	514	588	1,181	1,096

Subtotal product categories	71,917	56,901	151,904	106,326
Licensing revenues	539	780	1,106	2,173

Total revenues	$72,456	$57,681	$153,010	$108,499

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
United States	$51,514	$42,968	$90,837	$78,605
Canada	6,809	6,547	15,301	14,656
Asia Pacific	2,866	1,582	5,136	3,129
Europe	6,934	2,476	33,805	4,080
Other	3,794	3,328	6,825	5,856

	$71,917	$56,901	$151,904	$106,326

During the three months ended June 30, 2008 and 2007, approximately 22% and 24%, respectively, of revenues were attributable to one customer. During the six months ended June 30, 2008 and 2007, approximately 15% and 23%, respectively, of revenues were attributable to one customer.

Note 13 — Subsequent Event

Effective August 1, 2008, the Company acquired Laguna Surf & Sport, a retail chain that operates two stores in California. Laguna Surf & Sport will continue to operate under the same name following the acquisition.

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

On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $27.3 million plus transaction costs of $1.1 million. Known for its volt logo, Electric is a core action sports lifestyle brand. Electric’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric was founded in 2000 by industry veterans Kip Arnette and Bruce Beach and is headquartered in Orange County, California.

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

In Australia, Indonesia, South Africa and Brazil, we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. In anticipation of the expiration of the European licensing agreement on December 31, 2006, we established our own operations in Europe. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As a result, we experienced a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we built the necessary infrastructure and hired employees to establish and support our own operations in Europe. Our product revenues have increased in Europe as we now recognize revenue from the direct sale of our products in this territory.

As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007 and delivered our first full season product line during the third quarter of 2007.

Our revenues increased from $76.3 million in 2003 to $268.6 million in 2007. Our revenues were $153.0 million for the six months ended June 30, 2008, an increase of $44.5 million, or 41.0%, compared to $108.5 million for the six months ended June 30, 2007. In June 2007, we began direct distribution of our product in Europe, which contributed to our increase in sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The operations of our newly acquired subsidiary, Electric, are included our operating results since January 17, 2008, which also contributed to our increase in revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Additionally, based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participant and those who affiliate themselves with the broader action sports youth lifestyle.

Sales to Pacific Sunwear decreased 5.1%, or $1.2 million, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We may continue to see sales to Pacific Sunwear decline, however, we currently project a slight increase in sales to Pacific Sunwear for 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

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

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 30.1% in 2003 to 29.6% in 2007. This decrease was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. Our selling, general and administrative expenses as a percentage of revenues have increased from 34.4% for the six months ended June 30, 2007 to 36.4% for the six months ended June 30, 2008. Our selling, general and administrative expenses as a percentage of revenues were higher during the six months ended June 30, 2008 due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. These increased expenses were anticipated and this allocation of resources was made despite revenue growth for the year being projected at lower than historical levels. In addition, this increase is due to approximately $1.1 million of non-cash amortization of intangible assets associated with the Electric acquisition.

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

Inventories

We value inventories at the lower of the cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

•	weakened economic conditions;

•	changes in consumer preferences;

•	buying patterns of our retailers; and

•	unseasonable weather.

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

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. Beginning in January 2008, we added the full product line from Electric, which includes sunglasses, goggles, soft goods and other accessories sold under the Electric brand name. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on Volcom product sales by our international licensees in Europe (through delivery of our Spring 2007 line), Australia, Indonesia, South Africa and Brazil.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.0	51.8	49.7	50.0

Gross profit	48.0	48.2	50.3	50.0
Selling, general and administrative expenses	38.5	32.9	36.4	34.4

Operating income	9.5	15.3	13.9	15.6
Other income	0.6	2.7	0.5	2.5

Income before provision for income taxes	10.1	18.0	14.4	18.1
Provision for income taxes	3.4	7.2	5.1	7.3

Net income	6.7%	10.8%	9.3%	10.8%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Consolidated revenues were $72.5 million for the three months ended June 30, 2008, an increase of $14.8 million, or 25.6%, compared to $57.7 million for the three months ended June 30, 2007. Revenues from our European operations were $5.9 million for the three months ended June 30, 2008, an increase of $3.4 million, compared to $2.5 million for the three months ended June 30, 2007. The increase in revenues from our European operations was a result of the transition of our European operations from a licensee model to a direct control model. The operations of Electric are included in our operating results since January 17, 2008, and contributed $6.4 million in revenues for the three months ended June 30, 2008. Revenues from our five largest customers were $27.5 million for the three months ended June 30, 2008, an increase of $3.7 million, or 15.5%, compared to $23.8 million for the three months ended June 30, 2007. Excluding revenues from Pacific Sunwear, which increased $2.3 million, or 17.2%, to $15.8 million, total revenues from our remaining five largest customers increased $1.4 million, or 13.3%, to $11.7 million for the three months ended June 30, 2008 from $10.3 million for the three months ended June 30, 2007. Our business with Pacific Sunwear during the three months ended June 30, 2008 was better than anticipated, primarily reflecting strength with mens products, however, it is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Consolidated product revenues were $71.9 million for the three months ended June 30, 2008, an increase of $15.0 million, or 26.4%, compared to $56.9 million for the three months ended June 30, 2007. Revenues from mens products increased $10.3 million, or 35.8%, to $39.1 million for the three months ended June 30, 2008 compared to $28.8 million for the three months ended June 30, 2007. Revenues from boys products, which includes our line of kids clothing for young boys ages 4 to 7, increased $1.5 million, or 34.8%, to $5.5 million for the three months ended June 30, 2008 compared to $4.0 million for the three months ended June 30, 2007. Revenues from our new Electric subsidiary were $6.4 million for the three months ended June 30, 2008. These revenue increases were offset by a decrease in revenues from girls products of $2.7 million, or 13.4%, to $17.6 million for the three months ended June 30, 2008 compared to $20.3 million for the three months ended June 30, 2007. This decrease was driven by lower girls business with Pacific Sunwear. Excluding sales to Pacific Sunwear, our girls revenues were $14.9 million for the three months ended June 30, 2008, which were approximately flat compared to the three months ended June 30, 2007.

Licensing revenues decreased 30.9% to $0.5 million for the three months ended June 30, 2008 from $0.8 million for the three months ended June 30, 2007. The decrease in licensing revenues was a result of the transition of our European operations from a licensee model to a direct control model.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $51.5 million, or 71.6% of our product revenues, for the three months ended June 30, 2008, compared to $43.0 million, or 75.5% of our product revenues, for the three months ended June 30, 2007. Product revenues in Europe were $6.9 million, or 9.6% of our product revenues, for the three months ended June 30, 2008, compared to $2.5 million, or 4.4% of our product revenues, for the three months ended June 30, 2007. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Japan, Australia and New Zealand, and do not include sales by our international licensees. Such product revenues in the rest of the world were $13.5 million, or 18.8% of our product revenues, for the three months ended June 30, 2008 compared to $11.4 million, or 20.1% of our product revenues, for the three months ended June 30, 2007.

Gross Profit

Consolidated gross profit increased $7.0 million, or 25.1%, to $34.8 million for the three months ended June 30, 2008 compared to $27.8 million for the three months ended June 30, 2007. Gross profit as a percentage of revenues, or gross margin, decreased 20 basis points to 48.0% for the three months ended June 30, 2008 compared to 48.2% for the three months ended June 30, 2007. Consolidated gross margin related specifically to product revenues increased 10 basis points to 47.6% for the three months ended June 30, 2008 compared to 47.5% for the three months ended June 30, 2007. Gross margin from the U.S. segment decreased 330 basis points to 46.1% for the three months ended June 30, 2008 compared to 49.4% for the three months ended June 30, 2007, primarily due to additional discounts and an increase in inventory liquidations that we believe were the result of the soft domestic retail environment. These U.S. segment gross margin pressures were offset by our European segment delivering gross margin on product of 57.6% due to strong full-price sell through and foreign currency gains during the three months ended June 30, 2008. This compares to a gross margin on product of 20.1% for the three months ended June 30, 2007, when our European segment was not yet fully operational.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $9.0 million, or 47.3%, to $27.9 million for the three months ended June 30, 2008 compared to $18.9 million for the three months ended June 30, 2007. The increase in absolute dollars was due primarily to expenses of $3.7 million from our newly acquired subsidiary, Electric, of which $0.5 million was non-cash amortization of intangible assets related to the acquisition. We also had increased expenses of $2.6 million related to the transition of our European operations from a licensee model to a direct control model. Additionally, we had increased payroll and payroll-related expenses of $1.2 million due to expenditures on infrastructure and personnel, increased rent expense of $0.7 million, increased depreciation expense of $0.3 million, and a net increase in various other expense categories of $0.5 million. As a percentage of revenues, selling, general and administrative increased to 38.5% for the three months ended June 30, 2008 from 32.9% for the three months ended June 30, 2007. Our selling, general and administrative expenses as a percentage of revenues were higher during the three months ended June 30, 2008 due primarily to additional expenses incurred in our U.S. segment associated with growth and brand building initiatives. In addition, our European operations were fully operational during the three months ended June 30, 2008, resulting in increased expenses during the quarter. Because our European revenues are primarily concentrated in the first and third quarters, we did not generate significant revenue to leverage the additional expenses. Further, this increase is due to approximately $0.5 million of non-cash amortization of intangible assets associated with the Electric acquisition. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad.

Operating Income

As a result of the factors above, operating income for the three months ended June 30, 2008 decreased $1.9 million to $6.9 million compared to $8.8 million for the three months ended June 30, 2007. Operating income as a percentage of revenue decreased to 9.5% for the three months ended June 30, 2008 from 15.3% for the three months ended June 30, 2007.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended June 30, 2008 and 2007 was $0.3 million and $1.1 million, respectively. Foreign currency gain decreased to $0.2 million for the three months ended June 30, 2008 compared to $0.5 million for the three months ended June 30, 2007 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended June 30, 2008 using an estimated effective annual tax rate of 35.5% compared to an annual effective tax rate of 40.2% for the three months ended June 30, 2007. The provision for income taxes decreased $1.7 million to $2.5 million for the three months ended June 30, 2008 compared to $4.2 million for the three months ended June 30, 2007.

Net Income

As a result of the factors above, net income decreased $1.4 million, or 22.1%, to $4.8 million for the three months ended June 30, 2008 from $6.2 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Consolidated revenues were $153.0 million for the six months ended June 30, 2008, an increase of $44.5 million, or 41.0%, compared to $108.5 million for the six months ended June 30, 2007. Revenues from our European operations were $31.1 million for the six months ended June 30, 2008, an increase of $27.0 million, compared to $4.1 million for the six months ended June 30, 2007. The increase in revenues from our European operations was a result of the transition of our European operations from a licensee model to a direct control model. The operations of Electric are included in our operating results since January 17, 2008, and contributed $12.5 million in revenues for the six months ended June 30, 2008. Revenues from our five largest customers were $43.3 million for the six months ended June 30, 2008, an increase of $0.6 million, or 1.4%, compared to $42.7 million for the six months ended June 30, 2007. Excluding revenues from Pacific Sunwear, which decreased $1.2 million, or 5.1%, to $22.7 million, total revenues from our remaining five largest customers increased $1.8 million, or 9.6%, to $20.6 million for the six months ended June 30, 2008 from $18.8 million for the six months ended June 30, 2007. We believe the decrease in revenues from Pacific Sunwear was generally due to a change in Pacific Sunwear’s product mix and Pacific Sunwear’s effort to reduce their overall inventory levels, which caused Pacific Sunwear’s purchases of our product to slow. It is unclear where our sales to Pacific Sunwear will trend in the longer term. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Consolidated product revenues were $151.9 million for the six months ended June 30, 2008, an increase of $45.6 million, or 42.9%, compared to $106.3 million for the six months ended June 30, 2007. Revenues from mens products increased $26.5 million, or 49.5%, to $80.0 million for the six months ended June 30, 2008 compared to $53.5 million for the six months ended June 30, 2007. Revenues from girls swim increased $3.0 million, or 116.7%, to $5.7 million for the six months ended June 30, 2008 compared to $2.7 million for the six months ended June 30, 2007. Revenues from boys products, which includes our line of kids clothing for young boys ages 4 to 7, increased $2.8 million, or 38.1%, to $10.2 million for the six months ended June 30, 2008 compared to $7.4 million for the six months ended June 30, 2007. Revenues from our Creedler footwear line increased $0.6 million, or 16.7%, to $4.4 million for the six months ended June 30, 2008 compared to $3.8 million for the six months ended June 30, 2007. Revenues from girls products increased $0.1 million, or 0.2%, to $37.5 million for the six months ended June 30, 2008 compared to $37.4 million for the six months ended June 30, 2007. Revenues from our new Electric subsidiary were $12.5 million for the six months ended June 30, 2008.

Licensing revenues decreased 49.1% to $1.1 million for the six months ended June 30, 2008 from $2.2 million for the six months ended June 30, 2007. The decrease in licensing revenues was a result of the transition of our European operations from a licensee model to a direct control model.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $90.8 million, or 59.8% of our product revenues, for the six months ended June 30, 2008, compared to $78.6 million, or 73.9% of our product revenues, for the six months ended June 30, 2007. Product revenues in Europe were $33.8 million, or 22.3% of our product revenues, for the six months ended June 30, 2008, compared to $4.1 million, or 3.8% of our product revenues, for the six months ended June 30, 2007. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Japan, Australia and New Zealand, and do not include sales by our international licensees. Such product revenues in the rest of the world were $27.3 million, or 17.9% of our product revenues, for the six months ended June 30, 2008 compared to $23.6 million, or 22.3% of our product revenues, for the six months ended June 30, 2007.

Gross Profit

Consolidated gross profit increased $22.7 million, or 42.0%, to $76.9 million for the six months ended June 30, 2008 compared to $54.2 million for the six months ended June 30, 2007. Gross profit as a percentage of revenues, or gross margin, increased 30 basis points to 50.3% for the six months ended June 30, 2008 compared to 50.0% for the six months ended June 30, 2007. Consolidated gross margin related specifically to product revenues increased 100 basis points to 49.9% for the six months ended June 30, 2008 compared to 48.9% for the six months ended June 30, 2007. Gross margin from the U.S. segment decreased 350 basis points to 47.2% for the six months ended June 30, 2008 compared to 50.7% for the six months ended June 30, 2007, primarily due to additional discounts and an increase in inventory liquidations that we believe were the result of the soft domestic retail environment. These U.S. segment gross margin pressures were more than offset by our European segment delivering gross margin on product of 58.2% due to strong full-price sell through and foreign currency gains during the six months ended June 30, 2008. This compares to a gross margin on product of 30.1% for the six months ended June 30, 2007, when our European segment was not yet fully operational.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $18.4 million, or 49.3%, to $55.7 million for the six months ended June 30, 2008 compared to $37.3 million for the six months ended June 30, 2007. The increase in absolute dollars was due primarily to expenses of $6.9 million from our newly acquired subsidiary, Electric, of which $1.1 million was non-cash amortization of intangible assets related to the acquisition. We also had increased expenses of $5.7 million related to the transition of our European operations from a licensee model to a direct control model. Additionally, we had increased payroll and payroll-related expenses of $2.3 million due to expenditures on infrastructure and personnel, increased rent expense of $1.4 million, increased advertising and marketing expenses of $0.8 million, increased depreciation expense of $0.7 million, and a net increase in various other expense categories of $0.6 million. As a percentage of revenues, selling, general and administrative increased to 36.4% for the six months ended June 30, 2008 from 34.4% for the six months ended June 30, 2007. Our selling, general and administrative expenses as a percentage of revenues were higher during the six months ended June 30, 2008 due primarily to additional expenses incurred in our U.S. segment associated with growth and brand building initiatives. In addition, the increase is due to approximately $1.1 million of non-cash amortization of intangible assets associated with the Electric acquisition. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad.

Operating Income

As a result of the factors above, operating income for the six months ended June 30, 2008 increased $4.4 million to $21.3 million compared to $16.9 million for the six months ended June 30, 2007. Operating income as a percentage of revenue decreased to 13.9% for the six months ended June 30, 2008 from 15.6% for the six months ended June 30, 2007.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the six months ended June 30, 2008 and 2007 was $0.7 million and $2.1 million, respectively. Foreign currency gain decreased to $23,000 for the six months ended June 30, 2008 compared to $0.5 million for the six months ended June 30, 2007 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the six months ended June 30, 2008 using an estimated effective annual tax rate of 35.5% compared to an annual effective tax rate of 40.2% for the six months ended June 30, 2007. The provision for income taxes decreased $0.1 million to $7.8 million for the six months ended June 30, 2008 compared to $7.9 million for the six months ended June 30, 2007.

Net Income

As a result of the factors above, net income increased $2.5 million, or 21.2%, to $14.2 million for the six months ended June 30, 2008 from $11.7 million for the six months ended June 30, 2007.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash and cash equivalents at beginning of period	$92,962	$85,414
Cash flow from operating activities	5,795	7,942
Cash flow from investing activities	(30,450)	(9,720)
Cash flow from financing activities	643	1,088
Effect of exchange rate on cash	1,639	209

Cash and cash equivalents at end of period	$70,589	$84,933

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the six months ended June 30, 2008 and 2007, cash from operating activities was $5.8 million and $7.9 million, respectively. The $2.1 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to

$(9,573)	Decrease in cash flows from accounts payable and accrued expenses due to timing of payments, and a decrease in payroll accruals and other liabilities between periods

(5,492)	Decrease in cash flows from inventories due to increased inventory growth at Electric from acquisition date and higher inventory levels in Europe, as our European segment is now fully operational

(843)	Decrease in cash flows due to fluctuations in the income tax receivable/payable balance and deferred income tax balance between periods

8,931	Increase in cash flows from accounts receivable due to the timing of sales and collections

2,940	Increase in non-cash depreciation and amortization, provision for doubtful accounts, tax benefits related to stock option exercises and stock-based compensation

2,484	Increase in net income

(594)	Net decrease in cash flows from all other operating activities

$(2,147)	Total

Cash used in investing activities was $30.5 million and $9.7 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used in investing activities was primarily due to the $26.9 million spent on the acquisition of Electric, net of cash acquired, during the six months ended June 30, 2008. This increase was offset by a $6.5 million decrease in purchases of property and equipment due to significant capital expenditures during the six months ended June 30, 2007, including payments for the construction of our European headquarters in Anglet, France, and the purchase of real property on the North Shore of Oahu, or the Pipe House, for $4.2 million. Capital expenditures during the six months ended June 30, 2008 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash provided by financing activities was $0.7 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively, and is primarily due to cash received from government grants and the proceeds and excess tax benefits related to the exercise of stock options.

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, cash received from our initial public offering, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet all requirements for at least the next twelve months.

Credit Facilities

In July 2006, we entered into a $20.0 million unsecured credit agreement with Bank of the West (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (5.00% at June 30, 2008) or LIBOR plus 1.50%. Under this credit facility, we had $2.7 million outstanding in letters of credit at June 30, 2008. At June 30, 2008 there were no outstanding borrowings under this credit facility, and $17.3 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum effective tangible net worth. At June 30, 2008, we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of June 30, 2008. The following table summarizes, as of June 30, 2008, the total amount of future payments due in various future periods:

	Payments Due by Period (in thousands)
	Total	Jul. 1 - Dec. 31, 2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$32,955	$2,317	$4,202	$3,845	$3,621	$2,937	$16,033
Capital lease obligations	313	78	138	78	16	3	—
Professional athlete sponsorships	16,291	3,357	4,433	3,044	1,345	1,340	2,772
Contractual letters of credit	2,687	2,687	—	—	—	—	—

Total	$52,246	$8,439	$8,773	$6,967	$4,982	$4,280	$18,805

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2018, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

In June 2008, we entered into a lease agreement for a new warehouse facility located in close proximity to our existing European headquarters in France. The warehouse is currently being constructed by the landlord, and is expected to be completed in Fall 2009. The lease runs for a period of nine years, with an option to terminate after six years.

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 13.7% per year and expire at various dates through July 2010.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five- year period ending June 30, 2013, is approximately $4.0 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 18% of our product revenues in 2007 and approximately 15% of our product revenues for the six months ended June 30, 2008. No other customer accounted for more than 10% of our product revenues in 2008 or 2007.

Sales to Pacific Sunwear decreased 5.1%, or $1.2 million, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We may continue to see sales to Pacific Sunwear decline, however, we currently project a slight increase in sales to Pacific Sunwear for 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2007, we contracted for the manufacture of our products with approximately 45 foreign manufacturers and four domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 19% and 14%, respectively, of our product costs in 2007, and approximately 16% and 17%, respectively, of our product costs for the six months ended June 30, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires expanded disclosures about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal periods. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated financial position or results of operations.

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

A portion of our sales are made in Canadian dollars. For the six months ended June 30, 2008 and June 30, 2007, we derived 10.1% and 13.8%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in the applicable foreign currency exchange rates would have a material effect on our financial position.

Our recently acquired subsidiary, Electric, purchases sunglass inventory in Euros. As a result, we are exposed to fluctuations in the value of the Euro denominated inventory and payables. A strengthening in the Euro relative to the U.S. dollar could negatively impact the profitability of our products. Accounts payable denominated in Euros are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our statement of operations as other (expense) income. We do not believe that a 10% movement in the applicable foreign currency exchange rates would have a material effect on our financial position.

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

Interest Rate Risk

We maintain a $20.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at June 30, 2008. The credit agreement, which expires on August 31, 2008, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (5.00% at June 30, 2008) or LIBOR plus 1.50%. Based on the average interest rate on our credit facility during 2007, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Item 1A. Risk Factors.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ended March 31, 2008. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 18% of our product revenues in 2007 and approximately 15% of our product revenues for the six months ended June 30, 2008. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 9%, or $4.7 million, for 2007 compared to 2006, and 5.1%, or $1.2 million, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We may continue to see sales to Pacific Sunwear decline, however, we currently project a slight increase in sales to Pacific Sunwear for 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term, as Pacific Sunwear appears to be increasing its private label business and lessening overall inventories. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended June 30, 2008.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 6, 2008 to vote on two proposals. At our Annual Meeting, there were present in person or by proxy 21,621,946 votes representing 88.8% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. Re-election of Directors

Each of the seven incumbent members of our Board of Directors – Douglas S. Ingram, Anthony M. Palma, Joseph B. Tyson, Carl W. Womack, René R. Woolcott, Richard R. Woolcott and Kevin G. Wulff – was re-elected to serve on the Board until the next annual meeting of stockholders and/or until his or her successor is duly elected and qualified. The following are the voting results for the re-election:

Director Name	For	Withheld
Douglas S. Ingram	21,500,785	121,161
Anthony M. Palma	21,555,138	66,808
Joseph B. Tyson	21,555,944	66,002
Carl W. Womack	21,558,309	63,637
René R. Woolcott	21,554,699	67,247
Richard R. Woolcott	21,558,000	63,946
Kevin G. Wulff	21,555,252	66,694

2. Ratification of Appointment of Deloitte & Touche LLP

The stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain
21,485,842	132,642	3,462

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.

Date: August 11, 2008	/s/ Douglas P. Collier
Douglas P. Collier
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
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