Form 10-Q
period 2008-09-30
Volcom Inc
filed 2008-11-10
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 1, 2008, there were 24,374,362 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$73,324	$92,962
Accounts receivable — net of allowances of $5,625 (2008) and $2,783 (2007)	81,336	58,270
Inventories	25,816	20,440
Prepaid expenses and other current assets	2,417	1,720
Income taxes receivable	—	326
Deferred income taxes	3,095	2,956

Total current assets	185,988	176,674

Property and equipment — net	26,357	24,427
Investments in unconsolidated investees	330	298
Deferred income taxes	—	268
Intangible assets — net	22,740	363
Goodwill	4,250	—
Other assets	451	464

Total assets	$240,116	$202,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,207	$18,694
Accrued expenses and other current liabilities	12,802	10,561
Income taxes payable	3,512	—
Current portion of capital lease obligations	78	72

Total current liabilities	35,599	29,327

Long-term capital lease obligations	45	33
Other long-term liabilities	458	190
Income taxes payable — noncurrent	93	89
Deferred income taxes	1,113	—
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,374,362 (2008) and 24,349,520 (2007) shares issued and outstanding	24	24
Additional paid-in capital	90,210	89,185
Retained earnings	110,684	80,226
Accumulated other comprehensive income	1,890	3,420

Total stockholders’ equity	202,808	172,855

Total liabilities and stockholders’ equity	$240,116	$202,494

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$111,124	$90,515	$263,027	$196,841
Licensing revenues	545	530	1,651	2,703

Total revenues	111,669	91,045	264,678	199,544
Cost of goods sold	56,458	45,178	132,527	99,477

Gross profit	55,211	45,867	132,151	100,067
Selling, general and administrative expenses	30,305	22,840	85,985	60,129

Operating income	24,906	23,027	46,166	39,938
Other income:
Interest income, net	162	1,004	886	3,143
Foreign currency (loss) gain	(70)	(253)	(47)	278

Total other income	92	751	839	3,421

Income before provision for income taxes	24,998	23,778	47,005	43,359
Provision for income taxes	8,726	9,260	16,547	17,139

Net income	$16,272	$14,518	$30,458	$26,220

Net income per share:
Basic	$0.67	$0.60	$1.25	$1.08
Diluted	$0.67	$0.59	$1.25	$1.07
Weighted average shares outstanding:
Basic	24,344,584	24,314,352	24,334,743	24,295,432
Diluted	24,357,539	24,453,255	24,358,762	24,421,943

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$30,458	$26,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,280	1,941
Provision for doubtful accounts	1,056	738
Excess tax benefits related to exercise of stock options	(34)	(415)
Loss on disposal of property and equipment	18	22
Stock-based compensation	739	688
Deferred income taxes	(137)	(161)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(21,375)	(32,346)
Inventories	(1,054)	(3,271)
Prepaid expenses and other current assets	(534)	(120)
Income taxes receivable/payable	3,112	2,689
Other assets	55	(22)
Accounts payable	(4,476)	4,534
Accrued expenses and other current liabilities	887	3,254
Other long-term liabilities	(184)	(24)

Net cash provided by operating activities	13,811	3,727

Cash flows from investing activities:
Purchase of property and equipment	(4,498)	(12,525)
Business acquisition, net of cash acquired	(28,892)	—
Purchase of intangible assets	(305)	—
Purchase of short-term investments	(284)	—
Sale of short-term investments	284	—
Purchase of additional shares in cost method investee	(32)	—
Proceeds from sale of property and equipment	—	16

Net cash used in investing activities	(33,727)	(12,509)

Cash flows from financing activities:
Principal payments on capital lease obligations	(108)	(58)
Cash received from government grants	470	225
Proceeds from exercise of stock options	273	971
Excess tax benefits related to exercise of stock options	34	415

Net cash provided by financing activities	669	1,553

Effect of exchange rate changes on cash	(391)	2,682

Net decrease in cash and cash equivalents	(19,638)	(4,547)
Cash and cash equivalents — Beginning of period	92,962	85,414

Cash and cash equivalents — End of period	$73,324	$80,867

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80	$23
Income taxes	$12,959	$14,603

Supplemental disclosures of noncash investing and financing activities:

At September 30, 2008 and 2007, the Company accrued for $16,000 and $294,000 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

During the nine months ended September 30, 2008 and 2007, the Company recognized approximately $739,000, or $477,000 net of tax, and $688,000, or $417,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of September 30, 2008, there were 3,105,655 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

In May 2007, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each independent member of the Company’s Board of Directors (10,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vested one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 2.0 years; volatility of 55.7%; risk-free interest rate of 4.68%; and no dividends during the expected term.

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

A summary of the Company’s stock option activity under the Incentive Plan for the nine months ended September 30, 2008 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2008	442,400	$19.52
Granted	10,000	25.42
Exercised	(14,842)	19.00
Canceled or forfeited	—	—

Outstanding at September 30, 2008	437,558	$19.67	6.9 years

Exercisable at September 30, 2008	291,758	$19.79	6.8 years

As of September 30, 2008, there was unrecognized compensation expense of $1.2 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.7 years. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $104,000 and $1.0 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2008 were zero, as the Company’s share price at September 30, 2008 was below the exercise price of all options outstanding and exercisable.

Additional information regarding stock options outstanding as of September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$19.00	417,558	6.8	$19.00	281,758	$19.00
$25.42	10,000	9.6	$25.42	—	—
$42.07	10,000	8.6	$42.07	10,000	$42.07

As of September 30, 2008, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 429,410, which had a weighted-average exercise price of $19.69. The weighted-average remaining life of these options was 6.9 years and the aggregate intrinsic value was zero at September 30, 2008 as the Company’s share price was below the exercise price of the options.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $99,000 was amortized to expense during each of the nine month periods ended September 30, 2008 and 2007.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $61,000 was amortized to expense during each of the nine month periods ended September 30, 2008 and 2007.

In May 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $21,000 was amortized to expense during the nine month period ended September 30, 2008.

Restricted stock activity for the nine months ended September 30, 2008 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2008	24,000	$30.00
Granted	10,000	25.42
Vested	(7,000)	$30.44
Canceled or forfeited	—	—

Unvested restricted stock at September 30, 2008	27,000	$28.20

As of September 30, 2008, there was unrecognized compensation expense of $683,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.7 years.

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

Note 4 — Acquisitions

Effective January 17, 2008, the Company acquired all of the outstanding membership interests of Electric Visual Evolution, LLC (“Electric”), a core action sports lifestyle brand with growing product lines including sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. The operations of Electric have been included in the Company’s results since January 17, 2008. The purchase price of approximately $27.3 million, excluding transaction costs, consisted of cash consideration of $25.3 million and a working capital adjustment of $2.0 million in cash, and is subject to certain indemnities and post-closing adjustments. Transaction costs totaled $1.1 million. The sellers also will be eligible to earn up to an additional $21.0 million in cash over the next three years upon achieving certain financial milestones. Electric operates as a wholly-owned subsidiary of the Company. Goodwill arises from the synergies the Company believes can be achieved by the integration of certain aspects of Electric’s production of softgoods and accessories. Approximately $929,000 of this goodwill is estimated to be deductible for tax purposes, which is subject to change upon finalization of the valuation of identified intangible assets. Amortizing intangible assets consist of customer relationships, non-compete agreements, backlog and athlete contracts with estimated useful lives of 20 years, 4 years, 3 months and 15 months, respectively. These intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible assets are consumed.

The assets and liabilities of Electric were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The following table summarizes the estimated preliminary allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed at the date of acquisition, and is subject to change upon finalization of the valuation of identified intangible assets:

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

The results of operations for the acquisition are included in the Condensed Consolidated Statements of Operations from the acquisition date. Assuming the acquisition had occurred as of the beginning of each of the following periods, proforma consolidated results would be as follows:

	Three Months Ended Sept. 30, 2007	Nine Months Ended September 30,
		2008	2007
	(In thousands, except per share data)
Proforma consolidated total revenues	$96,826	$264,981	$216,645
Proforma consolidated net income	$14,141	$29,752	$25,820
Proforma diluted earnings per share	$0.58	$1.22	$1.06

Effective August 1, 2008, the Company acquired certain assets and liabilities of a California based retail chain. The assets and liabilities were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. Total net tangible assets acquired were $342,000 with the remaining purchase price of $1.7 million allocated to goodwill. The Company has made an estimated preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the date of acquisition, this allocation is subject to change upon finalization of the valuation of indentified intangible assets. The operations of the retail chain have been included in the Company’s results since August 1, 2008. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted.

Note 5 — Inventories

Inventories are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$25,079	$19,849
Work-in-process	228	214
Raw materials	509	377

	$25,816	$20,440

Note 6 — Property and Equipment

Property and equipment are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Furniture and fixtures	$5,940	$3,547
Office equipment	2,522	1,724
Computer equipment	5,783	4,959
Leasehold improvements	8,285	7,379
Building	7,358	7,489
Land	4,723	4,723
Construction in progress	1,275	30

	35,886	29,851
Less accumulated depreciation	(9,529)	(5,424)

Property and equipment — net	$26,357	$24,427

In February 2007, the Company completed the construction of its European headquarters in Anglet, France. Costs incurred related to such construction totaled approximately 4.6 million Euros (approximately $6.7 million based on a 1 Euro to $1.44 U.S. dollar exchange rate as of September 30, 2008).

The Company has applied for and received approval to obtain local government grants totaling approximately 800,000 Euros (approximately $1.2 million based on a 1 Euro to $1.44 U.S. dollar exchange rate as of September 30, 2008). Such grants have been paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of September 30, 2008, the Company has received all of the grant money from the local government. The Company has recorded $483,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $670,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.

Note 7 — Investments in Unconsolidated Investees

Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In February 2008, the Company purchased an additional .4% ownership in Volcom Australia for $32,000, bringing the total ownership interest to 13.9%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At September 30, 2008 and December 31, 2007, the Company’s investment in Volcom Australia was $330,000 and $298,000, respectively.

Note 8 — Intangible Assets and Goodwill

Intangible assets are as follows:

	As of September 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$13,732	$1,781	$463	$100
Non-amortizing trademarks	10,500	—	—	—
Other non-amortizing intangible assets	289	—	—	—

	$24,521	$1,781	$463	$100

Amortizing intangible assets include customer relationships, non-compete agreements, backlog, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $1.7 million and $35,000, respectively. The Company’s annual amortization expense is estimated to be approximately $2.2 million, $2.1 million, $1.8 million, $1.6 million and $1.2 million in the fiscal years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

Goodwill of $2.6 million associated with the Electric acquisition is included in the Electric operating segment. Goodwill of $1.7 million associated with the Laguna Surf & Sport, Inc. acquisition is included in the United States operating segment.

Note 9 — Line of Credit

In September 2008, the Company amended its unsecured credit agreement with a bank, to increase its line of credit from $20.0 million to $40.0 million (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund the Company’s working capital requirements. Borrowings under this agreement bear interest, at the Company’s option, either at the bank’s prime rate (5.00% at September 30, 2008) or LIBOR plus 1.25%. Under this credit facility, the Company had $2.9 million outstanding in letters of credit at September 30, 2008. At September 30, 2008 there were no outstanding borrowings under this credit facility, and $37.1 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to the Company’s financial condition, including requirements that the Company maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). At September 30, 2008, the Company was in compliance with all restrictive covenants.

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Payroll and related accruals	$7,011	$4,000
Other	5,791	6,561

	$12,802	$10,561

Note 11 — Commitments and Contingencies

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

Note 12 — Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share data)		(In thousands, except share data)
Numerator — Net income	$16,272	$14,518	$30,458	$26,220

Denominator: Weighted average common stock outstanding for basic earnings per share	24,344,584	24,314,352	24,334,743	24,295,432
Effect of dilutive securities:
Stock options and restricted stock	12,955	138,903	24,019	126,511

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,357,539	24,453,255	24,358,762	24,421,943

For the three and nine months ended September 30, 2008, 20,000 stock options were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Note 13 — Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker and the Company’s internal reporting structure, the Company operates in three operating and reportable segments, the United States, Europe and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport, Inc. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Total revenues:
United States	$72,797	$65,215	$182,197	$169,634
Europe	31,020	25,830	62,083	29,910
Electric	7,852	—	20,398	—

Consolidated	$111,669	$91,045	$264,678	$199,544

Gross profit:
United States	$33,637	$31,298	$85,290	$84,272
Europe	17,156	14,569	35,226	15,795
Electric	4,418	—	11,635	—

Consolidated	$55,211	$45,867	$132,151	$100,067

Operating income:
United States	$14,083	$13,509	$28,261	$34,649
Europe	10,439	9,518	17,230	5,289
Electric	384	—	675	—

Consolidated	$24,906	$23,027	$46,166	$39,938

	September 30,
	2008	2007
	(In thousands)
Identifiable assets:
United States	$137,997	$148,836
Europe	61,496	44,886
Electric	40,623	—

Consolidated	$240,116	$193,722

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Mens	$46,114	$41,393	$126,067	$94,874
Girls	26,569	21,230	64,028	58,620
Snow	22,915	20,443	23,310	20,971
Boys	5,911	5,506	16,100	12,883
Footwear	437	1,174	4,875	4,977
Girls swim	110	97	5,853	2,747
Electric	7,852	—	20,398	—
Other	1,216	672	2,396	1,769

Subtotal product categories	111,124	90,515	263,027	196,841
Licensing revenues	545	530	1,651	2,703

Total revenues	$111,669	$91,045	$264,678	$199,544

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
United States	$61,675	$48,821	$152,512	$127,427
Canada	10,192	11,126	25,492	25,782
Asia Pacific	4,353	2,949	9,489	6,078
Europe	32,739	25,830	66,544	29,910
Other	2,165	1,789	8,990	7,644

	$111,124	$90,515	$263,027	$196,841

During the three months ended September 30, 2008 and 2007, approximately 17% and 11%, respectively, of product revenues were attributable to one customer. During the nine months ended September 30, 2008 and 2007, approximately 16% and 17%, respectively, of product revenues were attributable to one customer.

Note 14 — Subsequent Event

Effective November 1, 2008, the Company completed the acquisition of its distributor of Volcom branded products in Japan for approximately $3.8 million.

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

Our revenues increased from $76.3 million in 2003 to $268.6 million in 2007. Our revenues were $264.7 million for the nine months ended September 30, 2008, an increase of $65.2 million, or 32.6%, compared to $199.5 million for the nine months ended September 30, 2007. In June 2007, we began direct distribution of our product in Europe, which contributed to our increase in sales for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The operations of our newly acquired subsidiary, Electric, are included in our operating results since January 17, 2008, which also contributed to our increase in revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Additionally, based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.

Sales to Pacific Sunwear increased 21.4%, or $7.3 million, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We currently expect a decline in sales to Pacific Sunwear during the fourth quarter of 2008 compared to the fourth quarter of 2007, and we currently project a slight overall increase in sales to Pacific Sunwear for 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, the quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products that will impact our business through 2008. Additionally, China offers a rebate tax on exports. China has reduced this rebate due to pressures from the United States and other countries to control the amount of exports from China. This reduction in the rebate has increased our sourcing costs. In the future, the Chinese government may increase or further decrease the amount, if any, of the rebate at its discretion. This increase or decrease in the rebate amount, along with the Yuan strengthening against the U.S. dollar, labor shortages and inflation in China, may further impact our sourcing costs. We intend to closely monitor our sourcing in China to avoid disruptions.

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, however, our selling, general and administrative expenses have decreased from 30.1% in 2003 to 29.6% in 2007. This decrease was largely because some of our expenses were fixed and did not increase at the same rate as that of our revenues. Our selling, general and administrative expenses as a percentage of revenues have increased from 30.1% for the nine months ended September 30, 2007 to 32.5% for the nine months ended September 30, 2008. Our selling, general and administrative expenses as a percentage of revenues were higher during the nine months ended September 30, 2008 due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. These increased expenses were anticipated and this allocation of resources was made despite revenue growth for the year being projected at lower than historical levels. In addition, this increase is due to approximately $1.6 million of non-cash amortization of intangible assets associated with the Electric acquisition.

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

Inventories

We value inventories at the lower of the cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

•	weakened economic conditions;

•	changes in consumer preferences;

•	buying patterns of our retailers;

•	retailers cancelling orders; and

•	unseasonable weather.

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

Our cost of goods sold consists primarily of product costs, retail packaging, freight costs associated with shipping goods to customers, quality control and inventory shrinkage. There is no cost of goods sold associated with our licensing revenues.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.6	49.6	50.1	49.9

Gross profit	49.4	50.4	49.9	50.1
Selling, general and administrative expenses	27.1	25.1	32.5	30.1

Operating income	22.3	25.3	17.4	20.0
Other income	0.1	0.8	0.3	1.7

Income before provision for income taxes	22.4	26.1	17.7	21.7
Provision for income taxes	7.8	10.2	6.2	8.6

Net income	14.6%	15.9%	11.5%	13.1%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Consolidated revenues were $111.7 million for the three months ended September 30, 2008, an increase of $20.7 million, or 22.7%, compared to $91.0 million for the three months ended September 30, 2007. Revenues from our European operations, which began full operation in the third quarter of 2007, were $31.0 million for the three months ended September 30, 2008, an increase of $5.2 million, or 20.1%, compared to $25.8 million for the three months ended September 30, 2007. On a constant dollar basis, revenues from our European operations increased 6%. The operations of Electric have been included in our operating results since January 17, 2008, and contributed $7.9 million in revenues for the three months ended September 30, 2008. Revenues from our five largest customers were $30.8 million for the three months ended September 30, 2008, an increase of $9.7 million, or 46.1%, compared to $21.1 million for the three months ended September 30, 2007. Excluding revenues from Pacific Sunwear, which increased $8.5 million, or 83.1%, to $18.8 million, total revenues from our remaining five largest customers increased $1.2 million, or 11.0%, to $12.0 million for the three months ended September 30, 2008 from $10.8 million for the three months ended September 30, 2007. Our business with Pacific Sunwear during the three months ended September 30, 2008 was slightly better than anticipated, primarily reflecting strength with womens products; however, our sales to Pacific Sunwear may decrease in the future. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Consolidated product revenues were $111.1 million for the three months ended September 30, 2008, an increase of $20.6 million, or 22.8%, compared to $90.5 million for the three months ended September 30, 2007. Revenues from men’s products increased $4.7 million, or 11.4%, to $46.1 million for the three months ended September 30, 2008 compared to $41.4 million for the three months ended September 30, 2007. Revenues from girls’ products increased $5.3 million, or 25.2%, to $26.6 million for the three months ended September 30, 2008 compared to $21.3 million for the three months ended September 30, 2007. Revenues from snow products increased $2.5 million, or 12.1%, to $22.9 million for the three months ended September 30, 2008 compared to $20.4 million for the three months ended September 30, 2007. Revenues from boys’ products, which include our line of kids clothing for young boys ages 4 to 7, increased $0.4 million, or 7.4%, to $5.9 million for the three months ended September 30, 2008 compared to $5.5 million for the three months ended September 30, 2007. Revenues from our new Electric subsidiary were $7.9 million for the three months ended September 30, 2008.

Licensing revenues increased 2.9% to $545,000 for the three months ended September 30, 2008 from $530,000 for the three months ended September 30, 2007.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $61.7 million, or 55.5% of our product revenues, for the three months ended September 30, 2008, compared to $48.8 million, or 53.9% of our product revenues, for the three months ended September 30, 2007. Product revenues in Europe were $32.7 million, or 29.5% of our product revenues, for the three months ended September 30, 2008, compared to $25.8 million, or 28.5% of our product revenues, for the three months ended September 30, 2007. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Japan, Australia and New Zealand, and do not include sales by our international licensees. Such product revenues in the rest of the world were $16.7 million, or 15.0% of our product revenues, for the three months ended September 30, 2008 compared to $15.9 million, or 17.6% of our product revenues, for the three months ended September 30, 2007.

Gross Profit

Consolidated gross profit increased $9.3 million, or 20.4%, to $55.2 million for the three months ended September 30, 2008 compared to $45.9 million for the three months ended September 30, 2007. Gross profit as a percentage of revenues, or gross margin, decreased 100 basis points to 49.4% for the three months ended September 30, 2008 compared to 50.4% for the three months ended September 30, 2007. Consolidated gross margin related specifically to product revenues decreased 90 basis points to 49.2% for the three months ended September 30, 2008 compared to 50.1% for the three months ended September 30, 2007. Gross margin from the U.S. segment decreased 180 basis points to 46.2% for the three months ended September 30, 2008 compared to 48.0% for the three months ended September 30, 2007, primarily due to the soft retail environment, resulting in additional discounts. Gross margin from the European segment decreased 110 basis points to 55.3% for the three months ended September 30, 2008 compared to 56.4% for the three months ended September 30, 2007, primarily due to increased inventory liquidation during the quarter. Gross margin from the Electric segment was 56.3% and was slightly lower than previous quarters due to additional inventory liquidations during the quarter and the third quarter historically having larger shipments of goggles, which carry a lower gross margin than sunglasses.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $7.5 million, or 32.7%, to $30.3 million for the three months ended September 30, 2008 compared to $22.8 million for the three months ended September 30, 2007. The increase in absolute dollars was due primarily to expenses of $4.0 million from our newly acquired subsidiary, Electric, of which $0.5 million was non-cash amortization of intangible assets related to the acquisition. We also had increased expenses of $1.6 million related to our European operations, as we added additional personnel and infrastructure to develop this territory. Additionally, we had increased payroll and payroll-related expenses of $0.6 million due to expenditures on infrastructure and personnel, increased rent expense of $0.4 million, increased depreciation expense of $0.3 million, and a net increase in various other expense categories of $0.6 million. As a percentage of revenues, selling, general and administrative expenses increased to 27.1% for the three months ended September 30, 2008 from 25.1% for the three months ended September 30, 2007. Our selling, general and administrative expenses as a percentage of revenues were higher during the three months ended September 30, 2008 due primarily to increased expenses in Europe for additional personnel and infrastructure required to develop this territory. Further, this increase is due to approximately $0.5 million of non-cash amortization of intangible assets associated with the Electric acquisition. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad.

Operating Income

As a result of the factors above, operating income for the three months ended September 30, 2008 increased $1.9 million to $24.9 million compared to $23.0 million for the three months ended September 30, 2007. Operating income as a percentage of revenue decreased to 22.3% for the three months ended September 30, 2008 from 25.3% for the three months ended September 30, 2007.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended September 30, 2008 and 2007 was $0.2 million and $1.0 million, respectively. The decrease in interest income is due to the decrease in interest rates earned on our cash and cash equivalents and the decrease in our cash and cash equivalents balance following the acquisitions of Electric and Laguna Surf & Sport, Inc. Foreign currency loss decreased to $0.1 million for the three months ended September 30, 2008 compared to a $0.3 million loss for the three months ended September 30, 2007 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended September 30, 2008 using an estimated effective annual tax rate of 35.5% compared to an annual effective tax rate of 39.4% for the three months ended September 30, 2007. The provision for income taxes decreased $0.6 million to $8.7 million for the three months ended September 30, 2008 compared to $9.3 million for the three months ended September 30, 2007.

Net Income

As a result of the factors above, net income increased $1.8 million, or 12.1%, to $16.3 million for the three months ended September 30, 2008 from $14.5 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Consolidated revenues were $264.7 million for the nine months ended September 30, 2008, an increase of $65.2 million, or 32.6%, compared to $199.5 million for the nine months ended September 30, 2007. Revenues from our European operations were $62.1 million for the nine months ended September 30, 2008, an increase of $32.2 million, or 107.6% compared to $29.9 million for the nine months ended September 30, 2007. The increase in revenues from our European operations was a result of the transition of our European operations from a licensee model to a direct control model during the third quarter of 2007. The operations of Electric are included in our operating results since January 17, 2008, and contributed $20.4 million in revenues for the nine months ended September 30, 2008. Revenues from our five largest customers were $74.1 million for the nine months ended September 30, 2008, an increase of $10.3 million, or 16.1%, compared to $63.8 million for the nine months ended September 30, 2007. Excluding revenues from Pacific Sunwear, which increased $7.3 million, or 21.4%, to $41.5 million, total revenues from our remaining five largest customers increased $3.0 million, or 10.1%, to $32.6 million for the nine months ended September 30, 2008 from $29.6 million for the nine months ended September 30, 2007. Our business with Pacific Sunwear during the nine months ended September 30, 2008 was slightly better than anticipated; however, our sales to Pacific Sunwear may decrease in the future. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target market and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high quality standards and strong relationships with our retailers. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Consolidated product revenues were $263.0 million for the nine months ended September 30, 2008, an increase of $66.2 million, or 33.6%, compared to $196.8 million for the nine months ended September 30, 2007. Revenues from mens products increased $31.2 million, or 32.9%, to $126.1 million for the nine months ended September 30, 2008 compared to $94.9 million for the nine months ended September 30, 2007. Revenues from girls products increased $5.4 million, or 9.2%, to $64.0 million for the nine months ended September 30, 2008 compared to $58.6 million for the nine months ended September 30, 2007. Revenues from girls swim increased $3.2 million, or 113.1%, to $5.9 million for the nine months ended September 30, 2008 compared to $2.7 million for the nine months ended September 30, 2007. Revenues from boys products, which includes our line of kids clothing for young boys ages 4 to 7, increased $3.2 million, or 25.0%, to $16.1 million for the nine months ended September 30, 2008 compared to $12.9 million for the nine months ended September 30, 2007. Revenues from our new Electric subsidiary were $20.4 million for the nine months ended September 30, 2008.

Licensing revenues decreased 38.9% to $1.7 million for the nine months ended September 30, 2008 from $2.7 million for the nine months ended September 30, 2007. The decrease in licensing revenues was a result of the transition of our European operations from a licensee model to a direct control model.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $152.5 million, or 58.0% of our product revenues, for the nine months ended September 30, 2008, compared to $127.4 million, or 64.7% of our product revenues, for the nine months ended September 30, 2007. Product revenues in Europe were $66.5 million, or 25.3% of our product revenues, for the nine months ended September 30, 2008, compared to $29.9 million, or 15.2% of our product revenues, for the nine months ended September 30, 2007. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Japan, Australia and New Zealand, and do not include sales by our international licensees. Such product revenues in the rest of the world were $44.0 million, or 16.7% of our product revenues, for the nine months ended September 30, 2008 compared to $39.5 million, or 20.1% of our product revenues, for the nine months ended September 30, 2007.

Gross Profit

Consolidated gross profit increased $32.1 million, or 32.1%, to $132.2 million for the nine months ended September 30, 2008 compared to $100.1 million for the nine months ended September 30, 2007. Gross profit as a percentage of revenues, or gross margin, decreased 20 basis points to 49.9% for the nine months ended September 30, 2008 compared to 50.1% for the nine months ended September 30, 2007. Consolidated gross margin related specifically to product revenues increased 10 basis points to 49.6% for the nine months ended September 30, 2008 compared to 49.5% for the nine months ended September 30, 2007. Gross margin from the U.S. segment decreased 290 basis points to 46.8% for the nine months ended September 30, 2008 compared to 49.7% for the nine months ended September 30, 2007, primarily due to additional discounts that we believe were the result of the soft domestic retail environment. These U.S. segment gross margin pressures were partially offset by our European segment delivering gross margin on product of 56.7% due to strong full-price sell through and foreign currency gains during the nine months ended September 30, 2008. This compares to a gross margin on product of 52.8% for the nine months ended September 30, 2007, when our European segment was undergoing its transition from a licensee model to a direct control model in the third quarter of 2007.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $25.9 million, or 43.0%, to $86.0 million for the nine months ended September 30, 2008 compared to $60.1 million for the nine months ended September 30, 2007. The increase in absolute dollars was due primarily to expenses of $11.0 million from our newly acquired subsidiary, Electric, of which $1.6 million was non-cash amortization of intangible assets related to the acquisition. We also had increased expenses of $7.3 million related to our European operations, as we added additional personnel and infrastructure to develop this territory. Additionally, we had increased payroll and payroll-related expenses of $3.0 million due to expenditures on infrastructure and personnel, increased rent expense of $1.8 million, increased depreciation expense of $1.0 million, increased marketing and advertising of $0.7 million, and a net increase in various other expense categories of $1.1 million. As a percentage of revenues, selling, general and administrative expenses increased to 32.5% for the nine months ended September 30, 2008 from 30.1% for the nine months ended September 30, 2007. Our selling, general and administrative expenses as a percentage of revenues were higher during the nine months ended September 30, 2008 due primarily to additional expenses incurred in our U.S. segment associated with growth and brand building initiatives. In addition, the increase is due to approximately $1.6 million of non-cash amortization of intangible assets associated with the Electric acquisition. We believe our selling, general and administrative expenses will continue to increase in absolute dollars as we grow our infrastructure domestically and abroad.

Operating Income

As a result of the factors above, operating income for the nine months ended September 30, 2008 increased $6.3 million to $46.2 million compared to $39.9 million for the nine months ended September 30, 2007. Operating income as a percentage of revenue decreased to 17.4% for the nine months ended September 30, 2008 from 20.0% for the nine months ended September 30, 2007.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the nine months ended September 30, 2008 and 2007 was $0.9 million and $3.1 million, respectively. The decrease in interest income is due to the decrease in interest rates earned on our cash and cash equivalents and the decrease in our cash and cash equivalents balance following the acquisitions of Electric and Laguna Surf & Sport, Inc. Foreign currency (loss) gain decreased to a $47,000 loss for the nine months ended September 30, 2008 compared to a $0.3 million gain for the nine months ended September 30, 2007 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the nine months ended September 30, 2008 using an estimated effective annual tax rate of 35.5% compared to an annual effective tax rate of 39.4% for the nine months ended September 30, 2007. The provision for income taxes decreased $0.6 million to $16.5 million for the nine months ended September 30, 2008 compared to $17.1 million for the nine months ended September 30, 2007.

Net Income

As a result of the factors above, net income increased $4.3 million, or 16.2%, to $30.5 million for the nine months ended September 30, 2008 from $26.2 million for the nine months ended September 30, 2007.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash and cash equivalents at beginning of period	$92,962	$85,414
Cash flow from operating activities	13,811	3,727
Cash flow from investing activities	(33,727)	(12,509)
Cash flow from financing activities	669	1,553
Effect of exchange rate on cash	(391)	2,682

Cash and cash equivalents at end of period	$73,324	$80,867

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the nine months ended September 30, 2008 and 2007, cash from operating activities was $13.8 million and $3.7 million, respectively. The $10.1 million increase in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to

$ (11,377)	Decrease in cash flows from accounts payable and accrued expenses due to timing of payments, and a decrease in payroll accruals and other liabilities between periods

10,971	Increase in cash flows from accounts receivable due to the timing of sales and collections

4,238	Increase in net income

4,089	Increase in non-cash depreciation and amortization, provision for doubtful accounts, tax benefits related to stock option exercises and stock-based compensation

2,217	Increase in cash flows from inventories due to a quicker inventory turnover thereby reducing our inventory levels.

447	Increase in cash flows due to fluctuations in the income tax receivable/payable balance and deferred income tax balance between periods

(501)	Net decrease in cash flows from all other operating activities

$ 10,084	Total

Cash used in investing activities was $33.7 million and $12.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash used in investing activities was primarily due to the $28.9 million spent on the acquisitions of Electric and Laguna Surf & Sport, Inc., net of cash acquired, during the nine months ended September 30, 2008. This increase was offset by an $8.0 million decrease in purchases of property and equipment due to significant capital expenditures during the nine months ended September 30, 2007, including payments for the construction of our European headquarters in Anglet, France, and the purchase of real property on the North Shore of Oahu, or the Pipe House, for $4.2 million. Capital expenditures during the nine months ended September 30, 2008 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash provided by financing activities was $0.7 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively, and is primarily due to cash received from government grants and the proceeds and excess tax benefits related to the exercise of stock options.

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet all requirements for at least the next twelve months.

Credit Facilities

In September 2008, we amended our unsecured credit agreement with Bank of the West, to increase our line of credit from $20.0 million to $40.0 million (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (5.00% at September 30, 2008) or LIBOR plus 1.25%. Under this credit facility, we had $2.9 million outstanding in letters of credit at September 30, 2008. At September 30, 2008 there were no outstanding borrowings under this credit facility, and $37.1 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum EBITDA. At September 30, 2008, we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of September 30, 2008. The following table summarizes, as of September 30, 2008, the total amount of future payments due in various future periods:

	Payments Due by Period (in thousands)
	Total	Oct. 1 - Dec. 31, 2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$31,906	$1,226	$4,439	$3,900	$3,628	$2,947	$15,766
Capital lease obligations	253	36	128	71	15	3	—
Professional athlete sponsorships	14,774	1,822	4,439	3,056	1,345	1,340	2,772
Contractual letters of credit	2,887	2,687	200	—	—	—	—

Total	$49,820	$5,771	$9,206	$7,027	$4,988	$4,290	$18,538

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2023, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

In June 2008, we entered into a lease agreement for a new warehouse facility located in close proximity to our existing European headquarters in France. The warehouse is currently being constructed by the landlord, and is expected to be completed in Fall 2009. The lease runs for a period of nine years, with an option to terminate after six years.

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 7.8% per year and expire at various dates through July 2010.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding and surfing athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five- year period ending September 30, 2013, is approximately $4.1 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 18% of our product revenues in 2007 and approximately 16% of our product revenues for the nine months ended September 30, 2008. No other customer accounted for more than 10% of our product revenues in 2008 or 2007.

Sales to Pacific Sunwear increased 21.4%, or $7.3 million, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We currently expect a decline in sales to Pacific Sunwear during the fourth quarter of 2008 compared to the fourth quarter of 2007, and we currently project a slight overall increase in sales to Pacific Sunwear for 2008 compared to 2007. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2007, we contracted for the manufacture of our products with approximately 45 foreign manufacturers and four domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 19% and 14%, respectively, of our product costs in 2007, and approximately 20% and 14%, respectively, of our product costs for the nine months ended September 30, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position.

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial position or results of operations.

In September 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss. Due to the recent foreign currency market volatility, whereby the U.S. dollar has strengthened compared to foreign currencies, revenues and operating income of our international subsidiaries may be negatively impacted upon their translation back into U.S. dollars. We do not generally hedge our exposure to foreign currency rate fluctuations, and therefore we are exposed to currency risk. We may enter into future transactions in order to hedge our exposure to foreign currencies.

A portion of our sales are made in Canadian dollars. For the nine months ended September 30, 2008 and September 30, 2007, we derived 9.7% and 13.1%, respectively, of our product revenues from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other (expense) income. We do not believe that a 10% movement in the applicable foreign currency exchange rates would have a material effect on our financial position. However, recent foreign currency market volatility may continue whereby the Canadian dollar has weakened by more than 10% compared to the U.S. dollar. Based on the balance of Canadian dollar receivables of $7.8 million at September 30, 2008, an assumed 10%, 15% and 20% strengthening of the U.S. dollar would result in foreign currency losses of $0.8 million, $1.2 million and $1.6 million, respectively.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at September 30, 2008. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (5.00% at September 30, 2008) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2007, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 18% of our product revenues in 2007 and approximately 16% of our product revenues for the nine months ended September 30, 2008. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 9%, or $4.7 million, for 2007 compared to 2006, and increased 21%, or $7.3 million, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We currently expect a decline in sales to Pacific Sunwear during the fourth quarter of 2008 compared to the fourth quarter of 2007, and we currently project a slight overall increase in sales to Pacific Sunwear for 2008 compared to 2007. However, our sales to Pacific Sunwear may decrease in the future. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

The current downturn in the global economy coupled with cyclical economic trends in apparel retailing could have a material adverse effect on our results of operations.

The apparel industry historically has been subject to substantial cyclicality. As the economic conditions in the global economy have deteriorated, discretionary consumer spending has been reduced. The current economic slowdown may result in lower than expected orders of our products in the majority of our territories and increased inventory controls by some of our retailers. Many of our retail customers, including Pacific Sunwear, have reported negative same store sales growth comparisons and many industry analysts are currently predicting a difficult holiday season for retailers. A recession in the United States, European or global economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationship, especially with large contractors such as Ningbo Jehson Textiles and Dragon Crowd, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.

Our manufacturers could cease to provide products to us with little or no notice. We also understand that some factories in China, where we produced approximately 71% of our goods for the first nine months of 2008, are closing due to rising costs and an inability to operate at a profit. If factories where we produce goods were to close or stop producing goods for us, it could result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and could require the establishment of new manufacturing relationships. The establishment of new manufacturing relationships involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. Furthermore, purchases from two contractors, Dragon Crowd and Ningbo Jehson Textiles, totaled approximately 19% and 14%, respectively, of our product costs in 2007, and approximately 20% and 14% of our product costs for the nine months ended September 30, 2008. The loss of either of these manufacturers would likely require us to establish new manufacturing relationships, which would likely cause increased costs, disruptions in the manufacture and shipment of our products and a corresponding loss of revenues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended September 30, 2008.

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

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

10.10	Amendments to Credit Agreement between Volcom, Inc. (Third Amendment), Volcom International SARL (First Amendment), Volcom SAS (First Amendment), and Bank of the West dated as of September 30, 2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.

Date: November 10, 2008	/s/ Douglas P. Collier
Douglas P. Collier
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description

10.10	Amendments to Credit Agreement between Volcom, Inc. (Third Amendment), Volcom International SARL (First Amendment), Volcom SAS (First Amendment), and Bank of the West dated as of September 30, 2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002