Form 10-K
period 2008-12-31
Volcom Inc
filed 2009-03-16
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51382

Volcom, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0466919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Monrovia Avenue Costa Mesa, California	92627
(Address of principal executive offices)	(Zip Code)

(949) 646-2175

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	The NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2008, the end of the most recently completed second quarter, was approximately $387.1 million.

As of March 9, 2009, there were 24,374,362 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Stockholders, which will be held on May 5, 2009.

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

Our products, which include, among others, t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim, outerwear, sandals, girls swimwear and a complete collection of kids and boys clothing, combine fashion, functionality and athletic performance. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories. We seek to offer products that appeal to both boardsport participants and those who affiliate themselves with the broader action sports youth lifestyle.

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

We seek to enhance our brand image by controlling the distribution of our products. We sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand and that provide a superior in-store experience. This strategy has enabled us to develop strong relationships with key boardsport and youth lifestyle retailers that share our focus. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, Becker Surfboards, Froghouse, Hotline, Huntington Surf & Sport, IG Performance, K5 Board Shop, Macy’s, Nordstrom, Pacific Sunwear, Snowboard Connection, Sun Diego, Surfside Sports, Tilly’s, Val Surf, West Beach and Zumiez. Our products are sold over the Internet through selected authorized online retailers. At December 31, 2008, we operated 13 full-price Volcom branded retail stores and licensed an additional eight full-price stores located in strategic markets around the world, where we are able to present our brand message directly to our target market. Additionally, we own two multibrand Laguna Surf & Sport stores.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. Our product revenues in the United States were $195.8 million, $174.3 million and $157.6 million for 2008, 2007 and 2006, respectively. Revenues from our European operations were $77.9 million, $40.1 million and $4.5 million for 2008, 2007, and 2006, respectively. The increase in revenues from our European operations in 2007 was generally a result of the transition of our European operations from a licensee model to a direct control model during the third quarter of 2007. Product revenues from operations other than those generated in the United States or Europe were $58.4 million, $50.8 million and $39.1 million for 2008, 2007 and 2006, respectively. We also license our brand in other areas of the world, including Australia, Indonesia, South Africa and Brazil, to entities that we believe have valuable local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreement with our European licensee terminated on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As a result, we experienced a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we built the necessary infrastructure and hired employees to establish and support our own operations in Europe. Our product revenues have increased in Europe as we now recognize revenue from the direct sale of our products in this territory.

As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007, and delivered our first full season product line during the third quarter of 2007. In 2008, we entered into an agreement to take direct control of the Volcom brand in the UK. We furthered our international expansion in 2008 by completing the acquisition of our distributor of Volcom branded products in Japan.

On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $26.3 million plus transaction costs of $1.2 million. Known for its Volt logo, Electric is a core action sports lifestyle brand. The company’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. The company was founded in 2000 by industry veterans Kip Arnette and Bruce Beach and is headquartered in Orange County, California.

Volcom was founded in 1991 by Richard Woolcott and Tucker Hall in Orange County, California, the epicenter of boardsports culture. We reincorporated in Delaware in April 2005. We believe we were the first major apparel company founded on the boardsports of skateboarding, snowboarding and surfing. Our founders set out to build a company that combined their passion for these sports with their love of art, music and film. Since that time, Richard has led a committed, talented management team to create one of the leading action sports brands in the world. Stockholders may obtain a copy of our SEC reports, free of charge, from the SEC’s website at www.sec.gov or from our website at www.volcom.com, or by writing to Investor Relations, Volcom, Inc., 1740 Monrovia Avenue, Costa Mesa, California 92627. Information contained on our website is not incorporated by reference herein.

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

Outerwear. Our outerwear products, which were introduced in 2000, consist of technically advanced jackets and pants that are designed to meet the demands of snowboarding. Our outerwear is designed with a number of technical features and fabrics and includes significant input from our snowboard team. Some of the technical aspects of our outerwear include Gore-Tex® fabrics, taped and welded seam construction, waterproof zippers and our patented Zip-Tech jacket/pant connection system. We believe that our outerwear provides consumers with a distinctive mix of fashion and technical performance, which distinguishes it from many of our competitors’ products.

Accessories. We also sell a variety of accessories such as hats, wallets, socks, belts and bags to complement our clothing lines.

Creedlers. We introduced a complete line of sandals and bedroom slippers branded Creedlers in 2006. These products are sold year round and are offered in our mens, boys and girls categories. They are generally distributed within our existing customer base.

Swim. We introduced our girls swimwear line in 2007. The swimwear product complements our existing girls business and is merchandised with the girls sportswear, Creedlers and accessories. Our swimwear is generally distributed within our existing customer base.

V.co-Operative. We also partner with our team riders to design certain signature product styles, called V.co-Operative, such as those designed in conjunction with team riders Bruce Irons, Mark Appleyard, Ozzie Wright, Dean Morrison, Bjorn Leines, Geoff Rowley and Dustin Dollin.

Music and Film. We also generate revenues from the sale of music produced by our label, Volcom Entertainment, and films produced by Veeco Productions, our film production division.

Electric. With our acquisition of Electric in January 2008, we now offer a full line of innovative and high-quality sunglasses and goggles as well as t-shirts, fleece and accessories under the Electric brand name.

Product Design

We believe that our reputation for creativity and innovation enables us to design products that continuously evolve in style and functionality while remaining attractive to consumers in our target market and to our retail accounts. We have put in place design processes that we believe allow us to respond quickly to changing consumer tastes and preferences.

We employ design and product development teams located in our Orange County, California headquarters and our European headquarters. These teams are organized into groups that separately focus on our mens, girls, boys, snow, Creedler and girls swimwear categories. In addition to our in-house design team, each of our international licensees employs designers and merchandisers to create products that reflect local trends, while maintaining our brand image. Our in-house design team and designers from our international licensees generally meet several times each year to collaboratively develop designs that reflect fashion trends from around the world. Additionally, design teams for each product category participate in approximately three trips per year to locations known for their influence on fashion and style, such as New York, Paris, London, Sydney and Tokyo. Our domestic designers and those of our international licensees share the majority of our seasonal styles, resulting in a consistent look for Volcom products sold worldwide. We also involve our team riders and core retail accounts in the design process. We believe that team rider input adds to the style and functionality of our products and reinforces the credibility and authenticity of our brand. We also believe that involving our retailers provides us with additional insight into consumer preferences.

Our design calendar is typically organized around five major seasons: spring, summer, fall, snow and holiday. As a result of the feedback gathered from our sponsored athletes and core retailers, we are able to incorporate new looks and features into each season’s product line. These changes range from evolutions within our basic product lines to new fashion-forward styles.

Manufacturing and Sourcing

We generally contract for the manufacture of each of our product lines separately based on our fabric and design requirements. We do not own or operate any manufacturing facilities, and source our products from independently-owned manufacturers. Our apparel and accessories are generally purchased or imported as finished goods, and we purchase only a limited amount of raw materials. Our manufacturers operate facilities using advanced machinery and equipment, and we believe these manufacturers represent some of the strongest in their industry. In 2008, we imported over 79% of our products from China and Mexico, with Asian manufacturers producing the majority of our imported products. Our t-shirts are screen-printed in the United States, which has resulted in short lead times and has enabled us to react quickly to reorder demand from our retailers and distributors.

We have developed a sourcing process that allows us to maintain production flexibility and to avoid the capital expenditures and ongoing costs of operating an in-house manufacturing function. During 2008, we contracted for the manufacture of our products with approximately 49 foreign manufacturers. Approximately 66% and 14% of our total product costs during 2008 and approximately 72% and 13% of our total product costs during 2007 were derived from manufacturing operations in China and Mexico, respectively. We also contract with several domestic screen printers. Other than Dragon Crowd and Ningbo Jehson Textiles, two of our manufacturers located in China that accounted for 18% and 14% of our product costs during 2008, respectively, and for 19% and 14% of our product costs during 2007, respectively, no single manufacturer of finished goods accounted for more than 10% of our production expenditures during 2008 or 2007. We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. We evaluate our vendors primarily on the quality of their work, ability to deliver on time and cost. Representatives from our design and production staff visit and formally assess our foreign contract manufacturers multiple times per year. We also use the services of third parties to assist us in quality control and to ensure that our manufacturers are in compliance with applicable labor practices. These third parties generally perform periodic social compliance audits, provide regular quality inspections, monitor delivery deadlines and assess overall vendor performance. We believe that our commitment to quality control and our monitoring procedures are an important and effective means of maintaining the quality of our products and our reputation among consumers.

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

Imports and Import Restrictions

Our independent buying agents, primarily in China and Hong Kong, and to a lesser extent, in other foreign countries, assist us in selecting and overseeing the majority of our independent third-party manufacturing and sourcing. These agents also monitor economic and other trade regulations in addition to facilitating our quality control function.

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

During 2005, the United States and China agreed to a new quota arrangement, which imposed quotas on certain textile products through the end of 2008. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). We do not expect the limitations on imports from China to materially affect our operations because we believe we will be able to meet our needs from countries not affected by the restrictions or tariffs or from domestic sources. We intend to closely monitor our sourcing in China to avoid disruptions. The United States and other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels. In an effort to minimize our potential exposure to import risk, we actively monitor import restrictions and quota fill rates and, if needed, can shift production to other countries or manufacturers. The United States and China have not finalized a new quota arrangement subsequent to December 31, 2008.

Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency and labor shortages in China, will have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there will be increased pressure on costs and we intend to closely monitor our sourcing in China to avoid disruptions.

Distribution and Sales

We seek to enhance our brand image by controlling the distribution of our products around the world and selling to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. We encourage our retailers to maintain specific merchandise presentation standards. Our products are offered over the Internet through selected authorized online retailers. At December 31, 2008, we operated 13 full-price Volcom branded retail stores and licensed an additional eight full-price stores located in strategic markets around the world. Additionally, we own two multibrand Laguna Surf & Sport stores and license eight Volcom outlet stores. In addition to our retail accounts, we sell to distributors in Latin America, Asia Pacific and other developing markets throughout the world.

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

We inspect, sort, pack and ship substantially all of our products, other than those sold by our licensees or in Canada, from our distribution warehouse located in Orange County, California for our US operations, and from our warehouse in Anglet, France for our European operations. We distribute our products sold in Canada through a third-party distribution center located in Kamloops, British Columbia. All products received into these distribution centers are subject to our strict quality control standards, which include cross-referencing each style back to the pre-production and fit comments, which were made throughout the production cycle, reviewing design comments against product shipments, overall shipment inspection for water or other damage by our receiving department, and garment inspection and specification measurements by our quality control department.

Licensing

We serve Australia, Brazil, South Africa and Indonesia through license agreements with four independent licensees. Our license agreement with our European licensee terminated on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As part of our international strategy, we have established our own operations in Europe in order to take direct control of the Volcom brand in Europe. We have a 13.9% ownership interest in our Australian licensee, Volcom Australia.

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

Our international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date
Australia	June 30, 2012	N/A
Brazil	December 31, 2013	N/A
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2009	December 31, 2014

In the future, we may assume responsibility for serving territories that are currently represented by our licensees in order to better control our international distribution and branding. We may accomplish this by acquiring some of our licensees or by establishing our operations abroad in anticipation of the expiration of our license agreements. We believe directly controlling our international distribution will result in increased international revenues and profitability. Certain of our license agreements may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. Pursuant to our international growth strategy, we established our own operations in Europe in anticipation of the expiration of our licensing agreement with our European licensee on December 31, 2006. We completed the construction of our European headquarters in Anglet, France in February 2007, and delivered our first full season of product line during the third quarter of 2007.

Advertising and Promotion

Our brand message blends elements of our athletes, fashion, art, music and film. We employ a multi-faceted advertising and promotion strategy. We do not generally use outside marketing agencies, preferring instead to utilize our internal marketing and art departments to create our advertisements and manage our various grassroots programs. Our advertising and promotional strategy consists of athlete sponsorship, Volcom branded events, print advertisements, music, film, our Featured Artist Series, our Volcom branded retail stores and online marketing programs.

Athlete Sponsorship

We believe that sponsoring high-profile skateboarding, snowboarding, surfing and motocross athletes, as well as supporting emerging talents, is an essential promotional tool to continue building our brand. We believe our association with top athletes builds brand equity and authenticity, and strengthens the link between our products and our target consumers. We seek credibility in our target market by maintaining a strong sponsorship presence with our athletes in order to differentiate us from our competitors.

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

Skateboarding

•

Geoff Rowley — Geoff won the prestigious Thrasher Skater of the Year in 2001 and has been on the cover of many major skateboard publications. He remains one of the highest profile skateboarders at the core level on our team. He has been focusing much time and energy into the development of Volcom’s Stone-Age line, a skate specific line catering to core skateshops, as well as finishing up for Flip Skateboard’s highly anticipated “Extremely Sorry” video, due to be released in 2009.

•

Mark Appleyard — Mark was named the Transworld Street Skater of the Year in 2007 and 2003. Mark was also the Thrasher Skater of the Year in 2003 and won the Transworld Reader’s Choice Award for 2004. Mark is currently a featured character in the highly popular EA Sports Skate 2 video game. Mark had recent covers on the European Magazine Kingpin and Canada’s SBC Magazine.

•

Rune Glifberg — In 2008, Rune won the Vans Pro-tec Pool Party for the third time in four years in Orange County, California. He won a Gold Medal at the X-Games in the Superpark event. He won the Quiksilver Bowlriders in Malmo, Sweden for the second year running as well as winning the Wellington Bowl-A-Rama in Wellington New Zealand. Rune also had the cover and a 16 page interview in the July 2008 Issue of Thrasher Magazine.

Snowboarding

•

Gigi Rüf — Gigi has been a Volcom team rider for many years and rides Volcom Outerwear and snowboards. He was featured on the cover of the February 2008 issue of Snowboarder, the March 2008 issue of Transworld Snowboarding and three additional magazine covers in Europe. He was awarded the number three spot in Snowboarder Magazine’s 10 Best Riders Of The Year and multiple nominations at the Transworld Rider Poll Awards.

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

•

Kevin Pearce — Kevin won his first major international event during the 2006/2007 season at the Toyota Big Air in Sapporo, Japan. Also during the 2006/2007 season, he went on to win the Nippon Open Slopestyle, The Artic Challenge quarter-pipe contest, and received second place at the

Abominable Snow Jam in both half-pipe and quarter-pipe. Kevin finished the 2006/2007 season ranked 4th in the Ticket To Ride (TTR) world rankings for the 2006/2007 season. In the 2007/2008 season, Kevin won the world’s largest snowboard event, The Munich Air and Style, landing a cab 1260 in front of 30,000 fans. Kevin has also landed 3rd on the podium at the X-Trial quarter-pipe in Tokyo, Japan, and won the European Open half-pipe in Laax, Switzerland. At the 2008 Winter X-Games in Aspen, Colorado, Kevin earned 2nd in Big Air, 2nd in Slopestyle and 3rd in Super-Pipe. Kevin also won the Air and Style quarter-pipe contest in Innsbruck, Austria, as well as the 2008 Arctic Challenge in Norway. In 2008, he was crowned the champion of the TTR World Snowboard Tour. In 2009, Kevin earned a halfpipe victory at the European open, third place in the halfpipe at the Mt. Snow Dew Tour and a second place finish at the Winter X Games. Kevin also had an interview in Snowboard Magazine and was ranked #2 in Snowboarder Magazine’s 10 Best Riders of the Year.

•

Janna Meyen — Janna was the first female 4-peat X Games gold medalist. She was named “Most Influential Female Snowboarder of All Time” by Snowboarder Magazine in 2008 and was crowned the 2004 Women’s Rider of the Year by Transworld Snowboarding Magazine. Her abilities range from big mountain riding to halfpipe, slopestyle and handrails. In 2009, she placed third in slopestyle at the Dew Tour in Lake Tahoe, CA.

•

Elena Hight — Elena was the youngest member of the 2006 U.S. Winter Olympic Snowboarding team and placed sixth at the Winter Olympic Halfpipe event. She is training and working towards qualifying for the 2010 U.S. Olympic team. Elena had back-to-back wins at the Vans Cup snowboard halfpipe competition in 2007 and 2008. She recently finished with a third overall placement in the 2009 Winter Dew Tour. She was voted Women’s 2006 Rookie of the Year by Transworld Snowboarding Magazine and the 2006 Grom of the Year at the Fuel Action Sports TV Awards.

Surfing

•

Bruce Irons — After five years on the Association of Surfing Professionals (ASP) World Championship Tour (WCT), Bruce has decided to step away from competitive surfing. With Volcom’s support, he has made the decision to leave full time competition to pursue his passion for free surfing. Before Bruce joined the WCT tour he was considered by many in the surfing world to be the best free surfer on the planet. Bruce will search to regain that title in pursuit of the biggest and best surf on the globe. All of his travels will be documented by photograph and film. We believe he will be more valuable to the Volcom brand as he will be in the spotlight of all media forms. As Bruce announced his departure off the tour he showed the world his competitive potential by winning a WCT event in Bali, Indonesia in August of 2008. Also in 2008, Bruce scored three covers of each of Surfing, Surfer and Transworld Surf magazines. He was also featured on an additional Surfer cover as one of five athletes labeled as “The world’s most influential surfers.” He rocketed to the top of Transworld Business’s Exposure Meter to finish 2008 in the number two spot. Bruce’s previous competitive accomplishments include winning: The 2004 Eddie Aikau Big Wave Invitational at Waimea Bay in Hawaii, the 2005 Mr. Price Pro (World Qualifying Series (WQS) six star, the 2001 WCT Pipe Masters, and the 2001 HIC Pipeline Pro. Bruce was voted ASP Rookie of the Year for the 2004 WCT season.

•

Dean Morrison — Dean is a permanent fixture on the ASP’s WCT. Dean consistently finishes in the top 10 of the WCT year-end tour standings. Dean finished second at the WCT Pipe Masters event in December 2007. This significant result solidified his ninth place rating on the ASP’s WCT tour in 2007. Dean also received his first cover of Surfer Magazine in 2007. He is consistently featured throughout the pages of the major surf magazines and the prestigious Surfline.com website. Dean has had many quarter and semi-final appearances in recent years. He won the WCT event at his home break at Snapper Rock, Australia in 2003.

•

Ozzie Wright — Ozzie is one of the world’s most unique and talented free surfers. The combination of his talent, including surfing, art and music, has proven that he is one of the most marketable athletes in the sport. Ozzie pushes the sport of surfing with his innovative and progressive approach. In 2007, he was featured on the cover of Surfing magazine. In previous years he was also featured on the cover of Surfer magazine and two covers of Transworld Surf. He is at the forefront of pushing some of surfing’s newest tricks, including a kickflip, which is a skateboard maneuver that has never been completed on a surfboard. Ozzie’s band “The Goons of Doom” has toured globally and their music has been part of many Veeco Productions films and other video projects throughout the surf film industry. Ozzie is an avid artist and his art is consistently featured throughout the Volcom clothing line. He is currently working on a Featured Artist Series boardshort for the 2010 spring line.

•

Dusty Payne — In the past two years, Dusty’s fast rise has been due to his radical media exposure and contest winnings. Some of his coverage includes a Surfing magazine cover, a Surfer magazine special edition Hot 100 cover, the Surfline.com “Breakthrough Performer on the 08/09 Hawaii season,” and numerous major magazine spreads and interviews. Dusty won two major Pro Jr. events in 2008, the Oakley Pro Jr. Global Challenge, and the Sunset Pro Jr. in Hawaii. He also finished runner up in Hawaii’s Triple Crown of Surfing. Dusty will be featured as one of the six of the world’s best up and coming riders in Taylor Steele’s new film project called Modern Collective, due late 2009.

Motocross

•

Ryan Villopoto — Ryan is currently one of the fastest Motocross racers in the world, with numerous race wins and a total of four championship titles to his name, including the 2007 Lites Supercross Championship, and the 2006, 2007 and 2008 Lites Motocross Championship. Ryan has also helped lead Team USA to three Motocross Des Nation victories. Ryan just graduated to the premiere 450 class and has been running up front, already scoring three podium finishes in 2009.

•

Nico Izzi — With over 200 amateur wins, Nico’s skills in the 85 class propelled him into the limelight at an early age, and set up his future as a pro. This past season Nico has had solid podium finishes in both the Supercross and Motocross 250 classes. He also received Rookie of the Year honors in the 250 class for 2008. Nico is currently #2 in points and fighting for a championship in the 250 class on the Supercross circuit.

We sponsor additional high-profile athletes. Some of these athletes include Gavin Beschen, Caswell Berry, Dustin Dollin, Tyler Flanagan, David Gonzalez, Alex Gray, Coco Ho, Seth Huot, Mark Landvik, Pat Moore, Darrell Stanton, Nick Trapasso and Wille Yli-Luoma.

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

Print Advertisements

We place the majority of our print advertisements in boardsports magazines such as Thrasher, Transworld Skateboarding and Snowboarding, Snowboarder, Surfing and Surfer. We also advertise in fashion lifestyle magazines such as Vice, Frank 151 and Elle. We combine athletes, lifestyle, innovative visual designs and our unique style into our advertisements. Our internal art department designs all of our advertisements, including most of those placed in international publications to support our licensees. We do not generally use outside advertising agencies. By maintaining complete creative control of our advertisements, we are able to ensure that our brand image remains consistent with our heritage and passion for action sports.

Music

We operate our own music label, Volcom Entertainment, which identifies and signs musical artists and produces and distributes recordings in the form of CDs, digital downloads, vinyl LPs and wireless media worldwide through our retail accounts, music retailers and online distribution channels. Some of our best-known artists include Year Long Disaster, a rock band from Los Angeles, California; Valient Thorr, a rock band from Chapel Hill, North Carolina; Riverboat Gamblers, a rock band from Austin, Texas; Pepper, an alternative band from Kona, Hawaii; and ASG, a rock band from Wilmington, North Carolina. We believe that this component of our marketing platform provides us with a creative and artistic medium to connect with our target market and differentiates us from our competitors.

While we currently generate modest revenues from sales of music, these products reinforce our brand image and enhance our marketing efforts. The music and bands are also integrated into the Volcom brand seasonally via a line of music and musician inspired clothing. During 2007, we launched “The Volcom Tour,” a company branded international music tour featuring our artists. We also operate and sponsor an annual music competition for unsigned rock bands called the “Band Joust.” In 2008, we launched a subscription based vinyl record club coined Volcom Ent Vinyl Club, which delivers subscribers collectable vinyl singles on a bi-monthly basis. Additionally, our bands play at tradeshows, account demonstrations and other Volcom events. We have entered into a distribution arrangement with WEA Rock LLC, pursuant to which ADA, a music distribution company owned by Warner Music Group, distributes our music. This arrangement provides us with a greater array of worldwide distribution options for our bands. We intend to continue to promote Volcom Entertainment as an enhancement to our brand.

Film

We produce skateboarding, snowboarding and surfing films that feature our sponsored athletes through Veeco Productions, our film production division. We started this division in 1993, and believe that our films, like our music, are an integral part of our marketing and branding efforts.

Veeco has produced over 15 films including Alive We Ride, The Garden, Subjekt: Haakonsen, Magnaplasm, Chichagof, The Bruce Movie and Escramble. In 2007, our Australian licensee produced Let’s Live, a skateboard movie starring the Volcom Australia skateboard team as well as other international Volcom riders. Our films have been critically acclaimed and have won awards such as Best Core Film at the X-Dance Film Festival, Best Cinematography for a Snow Movie at the Unvailed Band and Board Event, Surfer Magazine’s Video of the Year and Surfer Magazine’s Video Award for Best Performance by a Male Surfer (Bruce Irons — twice). In our films, we feature Volcom team riders such as Geoff Rowley, Terje Haakonsen and Bruce Irons wearing Volcom branded products, which emphasizes our boardsports heritage and close association with leading boardsports athletes. Our films are distributed to our retail customers, as well as music and video stores.

In 2008, Veeco Productions entered into distribution deals with iTunes and Fuel TV. Currently, we sell four movies on iTunes under Volcom Films and have produced and released two movies specifically for Fuel TV.

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

Retail

We currently operate 13 full-price Volcom branded retail stores located in strategic markets around the world. We believe that operating company-owned, branded retail stores is an effective way for us to promote our products, athletes and brand image. The Volcom stores are stocked with much of our product line, as well as limited edition goods only available in our stores. Our Volcom stores regularly host events with our athletes, Volcom featured artists and musicians, which attract consumers and enable us to showcase our brand. The design and layout of the stores, which include an assortment of our apparel, art presentations, a music listening station with Volcom Entertainment titles and a Veeco Productions section with all of our film titles, exemplifies our philosophy of change and youth culture. Our licensees currently operate eight Volcom branded retail stores in such places as Brazil, South Africa and Thailand. We also own two multibrand Laguna Surf & Sport stores and license eight Volcom outlet stores.

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

Competition

We compete globally with companies of various size and scale, many of whom are significantly larger than we are and have substantially greater resources than we have. We believe our most significant direct competitors currently include Quiksilver Inc., including the Quiksilver, Roxy and DC brands; Billabong International Limited, including the Billabong and Element brands; Burton; and Hurley. We also compete with smaller companies that focus on one or more boardsport segments. The boardsports market is susceptible to rapid changes in consumer preferences, which could affect acceptance of our products.

We compete primarily on the basis of successful brand management and recognition, marketing and product design, style, performance and quality. We believe that we compete favorably with our competitors on these bases, although because several of our competitors are public companies, or are owned by public companies, with greater resources than we have, they have been able to allocate these resources toward brand building and marketing programs that are greater in scope and size than ours. In order to further our success and continued growth we believe it will be necessary to:

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

Principal Customers

In 2008, 2007 and 2006, 28%, 33% and 44%, respectively, of our product revenues were derived from our five largest customers. Other than Pacific Sunwear, which accounted for 16%, 18% and 26% of our product revenues in 2008, 2007 and 2006, respectively, no single customer accounted for more than 10% of our product revenues during 2008, 2007 or 2006. We believe that revenues from our five largest accounts, including Pacific Sunwear, will continue to decrease as a percentage of our overall revenues as we continue to diversify our account base.

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

Intellectual Property

We own the Volcom and Volcom Stone Design trademarks and various combinations of these marks in approximately 100 countries around the world, along with several issued and pending patents in the United States, China, Europe, and Japan. We also own the Electric and Electric Volt logo in more than 20 countries around the world, as well as several design patent registrations in the United States. Our pending and registered trademarks in the United States and other nations are primarily used on apparel and related accessories, sunglasses, goggles and for retail services. We also apply for and register our Volcom Entertainment and Veeco Productions trademarks in the United States and internationally mainly for use with our music and film products. We believe our trademarks and registered trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. Trademarks registered outside of the United States typically have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application.

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

Employees

We believe our employees are among our most valuable resources and have been an important part of our success. As of December 31, 2008, we had a total of 490 full-time European and domestic employees. We are not party to any labor agreements and none of our employees are represented by a labor union. We consider our relationship with our employees to be excellent and have never experienced a work stoppage.

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

Pacific Sunwear accounted for approximately 16% of our product revenues in 2008 and approximately 18% in 2007. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear increased 7%, or $3.4 million, for 2008 compared to 2007. However, our sales to Pacific Sunwear may decrease in the future and we currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

The current downturn in the global economy coupled with cyclical economic trends in apparel retailing could have a material adverse effect on our results of operations.

The apparel industry historically has been subject to substantial cyclicality. As the economic conditions in the global economy have deteriorated, discretionary consumer spending has been reduced. The current global economic slowdown may result in lower than expected orders of our products and pressure on our gross margins due to the promotional environment. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders from suppliers like Volcom, or order cancelations. Reduced sales by some of our wholesale customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. Many of our retail customers, including Pacific Sunwear, have reported negative same store sales growth comparisons and experienced a difficult 2008 holiday season. The economic downturn in the United States, European and broader global economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

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

If we are unable to successfully integrate the operations of Electric or our other acquisitions, including our Japanese and UK territories, our business and earnings may be negatively affected.

We occasionally consider and, as we believe appropriate, make acquisitions of products and businesses that we believe are complementary to our business. Acquisitions involve significant integration efforts. Successful integration of an acquired company will depend primarily on our ability to consolidate operations, systems, procedures, properties and personnel. Acquisitions also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration. We cannot assure you that we will be able to integrate an acquired company’s operations without encountering difficulties including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties integrating an acquired company, we might not achieve the economic benefits we expect to result from the acquisition, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of a business and may not realize expected benefits from the acquisition within the expected time frame, if at all.

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

If the United States continues to impose tariffs and import quota restrictions on products manufactured in China and we are unable to obtain sufficient product from countries other than China or from domestic sources, or if the products we obtain from these other countries or domestic sources are of insufficient quality or fail to comply with U.S. consumer product laws, it could materially affect our gross margin and financial performance.

Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership into the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). In June 2005, safeguard quota provisions were implemented on certain apparel categories to restrict the amount of apparel being imported into the United States by China. These safeguard quota provisions remained intact until the end of 2008. Virtually all of our merchandise imported into the United States is subject to duties. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). Beginning January 1, 2008, our imports from China to Europe are quota-free. The United States and other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels. The establishment of these quotas or additional quotas or duties could cause disruption in our supply chain and could materially adversely affect our gross margin and financial performance. The United States and China have not finalized a new quota arrangement for after December 31, 2008.

Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency and labor shortages in China, will have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there will be increased pressure on costs and we intend to closely monitor our sourcing in China to avoid disruptions.

With the passage of the Consumer Product Safety Improvement Act of 2008, there are new requirements mandated for the textiles and apparel industries. These requirements relate to all metal and painted trim items and certain other raw materials used in children’s age 12 and under apparel. The Consumer Product Safety Commission, or CPSC, will require certification and testing for lead in paint and metal trims, pointed or sharp edge items, Phthalates, and fabric flammability to meet the CPSC’s limits. Volcom is working with an accredited third party testing service to comply with all CPSC requirements and testing to ensure product safety. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

Our balance sheet includes a significant amount of intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or of a reporting unit could result in an asset impairment charge, which would be recorded as an operating expense.

Under current accounting standards, we estimate the fair value of acquired assets, including intangible assets, and assumed liabilities arising from a business acquisition. The excess, if any, of the cost of the acquired business over the fair value of net tangible assets acquired is allocated to intangible assets and goodwill.

At December 31, 2008, we had approximately $6.9 million of non-amortizing trademark and other non-amortizing intangible assets and $0.7 million of goodwill on our balance sheet. These assets are not required to be amortized under current accounting rules. In addition, we had approximately $3.7 million of intangible assets, net of accumulated amortization, that are being amortized under current accounting rules. The combined amounts represent 5% of our total assets and 6% of total stockholders’ equity.

Goodwill and non-amortizing intangible assets must be tested for impairment annually or in the event of an impairment indicator. We evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Intangible assets that are being amortized must be tested for impairment whenever events or circumstances indicate that their carrying value might not be recoverable.

The fair value of a reporting unit could decline if forecasted revenues or cash flows were to be lower in the future due to effects of the global recession or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge. In 2008, we had impairment charges of $16.2 million associated with the goodwill and intangible assets related to Electric and Laguna Surf & Sport. In 2007, we had impairment charges of $0.2 million associated with the goodwill related to Welcom Distribution SARL. A significant reduction in the estimated future cash flows could result in additional impairment losses, which could have a material adverse effect on our results of operations and financial condition.

If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and Dragon Crowd, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.

Our manufacturers could cease to provide products to us with little or no notice. We also understand that some factories in China, where we produced approximately 66% of our goods in 2008, are closing due to rising costs and an inability to operate at a profit. If factories where we produce goods were to close or stop producing goods for us, it could result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and could require the establishment of new manufacturing relationships. The establishment of new manufacturing relationships involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. Furthermore, purchases from two contractors, Dragon Crowd and Ningbo Jehson Textiles, totaled approximately 18% and 14%, respectively, of our product costs in 2008, and approximately 19% and 14% of our product costs in 2007. The loss of either of these manufacturers would likely require us to establish new manufacturing relationships, which would likely cause increased costs, disruptions in the manufacture and shipment of our products and a corresponding loss of revenues.

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

We may be unable to sustain our past growth, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our revenues from $113.2 million in 2004 to $334.3 million in 2008. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the economic environment, the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy.

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

We have traditionally received a substantial portion of our customer orders prior to placement of our initial manufacturing orders. However, we also maintain an inventory of selected core products that we anticipate will be in high demand, such as t-shirts. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. The current economic environment has made accurate projecting of inventory levels increasingly challenging. Inventory levels in excess of customer demand may result in inventory write-downs, or the sale of excess inventory at discounted or close-out prices, all of which could adversely affect our gross margins. These events could significantly harm our operating results and impair our brand image. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact retailer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars (primarily sales of goods to Canada, collection of receivables denominated in Canadian dollars and purchases of sunglasses in Euro). We have not historically entered into foreign currency exchange contracts to hedge this risk, however during 2008 we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases. If we are unsuccessful in using various foreign currency exchange contracts our profits and cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.

Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of our international subsidiaries into U.S. dollars. We have not used foreign currency exchange contracts to hedge the profit and loss effects of this translation effect. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including the Euro, Swiss Franc, British pound or Japanese yen.

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

We are heavily dependent on our current executive officers and management. The loss of any executive officers or management personnel, or the inability to attract or retain qualified personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brand image. We believe that our future success is highly dependent on the contributions, talents and leadership of Richard Woolcott, our Chairman, Chief Executive Officer and co-founder. While our other key executive officers have substantial experience and have made significant contributions to our business, Richard remains a driving force behind our brand image and philosophy. We have not entered into an employment agreement with Richard and we cannot be certain that he will stay with us. Richard’s services would be very difficult to replace. We do not carry key man insurance and do not expect to carry such insurance in the future. We may not be able to retain our current executive officers and management personnel, which could have a material adverse effect on our results of operations.

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

Additionally, our direct European operations began shipping product during the second half of 2007, which caused a slightly higher concentration of revenues in the second half of 2007 over historical levels. Our business in Europe is extremely seasonal with revenues concentrated primarily in the first and third quarters, shipment of low margin samples concentrated in the second and fourth quarters, and a relatively steady pace of selling, general and administrative expenses throughout the year. As 2008 was the first year that our European business was fully operational throughout the entire year, we may experience a shift in our historical revenue, gross profit and operating income trends.

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

•

political and economic instability, including weakening financial institutions, regional or global recessions, wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions; and

•	natural disasters.

Any of these factors could reduce our revenues, decrease our gross margins or increase our expenses and could materially adversely affect our revenues and results of operations. To the extent that we establish our own operations in international territories where we have previously utilized a licensee, such as in Europe, we will increasingly become subject to risks associated with operating outside of the United States.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 31, 2008, our executive officers, directors and their affiliates beneficially own or control approximately 22.6% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott own approximately 7.1% and 13.3%, respectively, of the 24,374,362 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principle executive, administrative, warehousing and distribution offices are located in Costa Mesa, California. Our primary distribution facility, which became operational in the fourth quarter of 2007, is located in Irvine, California. As a result of the existing and planned improvements to our current headquarters and the additional Irvine distribution facility, we believe our current facilities will be adequate to meet our needs for the next twelve months.

The location, general use, approximate size and final lease option term of our material properties as of December 31, 2008, none of which is owned by us, except for the building in Anglet, France, are set forth below:

Location	Use	Term	Square Feet
Costa Mesa, California	Global headquarters	July 2024	104,000
Irvine, California	Distribution center	September 2017	164,000
San Clemente, California	Electric headquarters	March 2009	11,000
Anglet, France(1)	European headquarters	May 2036	34,000

(1)	We own the facilities located on the leased land in Anglet, France.

As of December 31, 2008, we also operated 15 retail stores located around the world on leased premises. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2008
First Quarter (March 31, 2008)	$22.98	$13.82
Second Quarter (June 30, 2008)	$28.88	$18.57
Third Quarter (September 30, 2008)	$26.00	$16.25
Fourth Quarter (December 31, 2008)	$17.41	$6.39
Year Ended December 31, 2007
First Quarter (March 31, 2007)	$37.55	$28.13
Second Quarter (June 30, 2007)	$51.00	$34.14
Third Quarter (September 30, 2007)	$50.64	$33.83
Fourth Quarter (December 31, 2007)	$45.00	$21.51

The approximate number of holders of record of our common stock as of March 9, 2009 was 48.

On March 9, 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.63 per share.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2008.

Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	437,558	$19.67	3,105,655	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	437,558	$19.67	3,105,655

(1)	Does not include the automatic increase of 487,487 shares of common stock on January 2, 2009 under the Amended and Restated 2005 Stock Incentive Plan.

We do not maintain any equity-based compensation plan that has not been approved by our stockholders or any employee stock purchase plan.

Performance Graph1

The following graph shows a comparison of cumulative total returns for Volcom, the NASDAQ Stock Market Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index during the period commencing on June 30, 2005 (the date of our first day of trading) and ending on December 31, 2008. The comparison assumes $100 was invested on June 30, 2005 in each of our common stock (at the initial offering price), the NASDAQ Stock Market Composite Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index and assumes the reinvestment of all dividends, if any. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

Among Volcom, Inc, The NASDAQ Composite Index

And The S&P Apparel, Accessories & Luxury Goods Index

*	$100 invested on 6/29/05 in stock & 5/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Annual Percentage Return

	06/29/05	12/31/05	12/31/06	12/31/07	12/31/08
Volcom, Inc	100.00	179.00	155.63	115.95	57.37
NASDAQ Composite	100.00	107.79	120.81	131.90	76.85
S&P Apparel, Accessories & Luxury Goods	100.00	105.53	136.92	95.22	63.07

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$332,110	$265,193	$201,186	$156,716	$110,601
Licensing revenues	2,194	3,420	4,072	3,235	2,574

Total revenues	334,304	268,613	205,258	159,951	113,175
Cost of goods sold	171,208	138,570	103,237	78,632	58,205

Gross profit	163,096	130,043	102,021	81,319	54,970
Operating expenses:
Selling, general and administrative expenses	112,464	79,411	58,417	42,939	30,585
Asset impairments	16,230	—	—	—	—

Total operating expenses	128,694	79,411	58,417	42,939	30,585

Operating income	34,402	50,632	43,604	38,380	24,385
Other income (expense)	(906)	4,374	4,069	1,101	(6)

Income before provision for income taxes	33,496	55,006	47,673	39,481	24,379
Provision for income taxes(1)	11,787	21,671	18,920	10,475	374

Income before equity in earnings of investee	21,709	33,335	28,753	29,006	24,005
Equity in earnings of investee	—	—	—	331	588

Net income	$21,709	$33,335	$28,753	$29,337	$24,593

Net income per share:
Basic	$0.89	$1.37	$1.19	$1.36	$1.28
Diluted	$0.89	$1.37	$1.18	$1.34	$1.26
Weighted average shares outstanding:
Basic	24,337,923	24,302,893	24,227,845	21,627,821	19,142,275
Diluted	24,357,652	24,419,802	24,304,627	21,839,626	19,534,945

(1)	For Federal and state income tax purposes we had elected to be treated as an S corporation from January 1, 2002 until our initial public offering on June 29, 2005, and during that period we were not subject to Federal or state income taxes, other than California franchise taxes of 1.5% on our corporate income. For all periods from and after June 29, 2005, we have become subject to the Federal and state income taxes applicable to a C corporation. As a result, our provision for income taxes, net income and net income per share data for 2004 are not comparable to our provision for income taxes, net income and net income per share data for 2008, 2007, 2006 and 2005.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
Pro Forma Net Income Data(1):
Income before provision for income taxes, as reported	$39,481	$24,379
Pro forma provision for income taxes	16,223	10,178

Pro forma income before equity in earnings of investee	23,258	14,201
Equity in earnings of investee	331	588

Pro forma net income	$23,589	$14,789

Pro forma net income per share:
Basic	$1.09	$0.77
Diluted	$1.08	$0.76
Pro forma weighted average shares outstanding:
Basic	21,627,821	19,142,275
Diluted	21,839,626	19,534,945

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$79,613	$92,962	$85,414	$71,712	$10,359
Working capital	151,076	147,347	121,069	98,470	27,041
Total assets	221,623	202,494	149,748	111,381	35,886
Long-term capital lease obligations, less current portion	23	33	106	183	256
Total stockholders’ equity	193,703	172,855	133,997	102,680	29,502

(1)	Pro forma net income data reflects the provision for income taxes that would have been recorded had we been subject to Federal and state income taxes as a C corporation, and not been exempt from paying income taxes other than California franchise taxes due to our S corporation election, from January 1, 2002 to June 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, footwear, accessories and related products under the Volcom brand name. We seek to offer products that appeal to participants in skateboarding, snowboarding and surfing, and those who affiliate themselves with the broader action sports lifestyle. Our products, which include, among others, t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim, outerwear, sandals, girls swimwear and a complete collection of kids and boys clothing, combine fashion, functionality and athletic performance. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories.

On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $26.3 million plus transaction costs of $1.2 million. Known for its Volt logo, Electric is a core action sports lifestyle brand. Electric’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. The company was founded in 2000 by industry veterans Kip Arnette and Bruce Beach and is headquartered in Orange County, California.

As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007, and delivered our first full season product line during the third quarter of 2007. In 2008, we entered into an agreement to take direct control of the Volcom brand in the UK. We furthered our international expansion in 2008 by completing the acquisition of our distributor of Volcom branded products in Japan. Domestically, in 2008, we acquired the assets of Laguna Surf & Sport, a California based retail chain currently operating two retail stores.

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

Our revenues increased from $113.2 million in 2004 to $334.3 million in 2008. In June 2007, we began direct distribution of our product in Europe, which has contributed to our increase in sales. The operations of our newly acquired subsidiary, Electric, are included in our operating results since January 17, 2008, which also contributed to our increase in revenues. Additionally, based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues during these periods resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.

Sales to Pacific Sunwear increased 7%, or $3.4 million, for 2008 compared to 2007. Our sales to Pacific Sunwear may decrease in the future and we currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to pre-season orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. If the current economic downturn persists or worsens in 2009, we may determine it to be necessary to offer additional discounts, which may reduce our gross margins and could adversely impact our financial performance and results of operations. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. However, with the introduction of our direct European business and our Electric subsidiary, the seasonality of our gross margin may change. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.

We currently source the substantial majority of our products from third-party manufacturers located primarily in China and Mexico. As a result, we may be adversely affected by the disruption of trade with these countries, the imposition of new regulations related to imports, duties, taxes and other charges on imports, and significant decreases in the value of the U.S. dollar against foreign currencies. We seek to mitigate the possible disruption in product flow by diversifying our manufacturing across numerous manufacturers and by using manufacturers in countries that we believe to be politically stable. We do not enter into long-term contracts with our third-party manufacturers. Rather, we typically enter into contracts with each manufacturer to produce one or more product line for a particular selling season. This strategy has enabled us to maintain flexibility in our sourcing.

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. During 2005, the United States and China agreed to a new quota arrangement, which imposed quotas on certain textile products that impacted our business through 2008. Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency and labor shortages in China, will have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there will be increased pressure on costs and we intend to closely monitor our sourcing in China to avoid disruptions.

With the passage of the Consumer Product Safety Improvement Act of 2008, there are new requirements mandated for the textiles and apparel industries. These requirements relate to all metal and painted trim items and certain other raw materials used in children’s age 12 and under apparel. The Consumer Product Safety Commission, or CPSC, will require certification and testing for lead in paint and metal trims, pointed or sharp edge items, Phthalates, and fabric flammability to meet the CPSC’s limits. Volcom is working with an accredited third party testing service to comply with all CPSC requirements and testing to ensure product safety. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, our selling, general and administrative expenses have increased from 27.0% in 2004 to 33.6% in 2008. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. These increased expenses were anticipated and this allocation of resources was made despite revenue growth for the year being projected at lower than historical levels. In addition, this increase is due to approximately $2.3 million of non-cash amortization of intangible assets associated with the 2008 acquisitions of Electric, Laguna Surf & Sport and our Japanese distributor.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses are reflected in operating income. In 2008, the Company recorded an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. In 2007, the Company recorded an impairment loss associated with the goodwill related to its subsidiary, Welcom Distribution SARL. See Note 7 to the Consolidated Financial Statements for further discussion.

Long-Lived Assets

We acquire assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets and other amortizable intangible assets) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments are recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets. In 2008, the Company recorded an impairment loss associated with its amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Consolidated Financial Statements for further discussion.

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

Athlete Sponsorships

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts we will be required to pay under these agreements, as they are subject to many variables. The actual amounts paid under these agreements may be higher or lower than expected due to the variable nature of these obligations. We expense these amounts as they are incurred.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, on January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 14 to the Consolidated Financial Statements for further discussion.

We record a provision and liability for Federal, state and foreign income taxes using an annual effective tax rate. Deferred income taxes are recorded at our effective tax rate. Management’s judgment is required in assessing the realizability of our deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of our deferred tax assets. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets that had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

Foreign Currency Translation

We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. We have not historically entered into foreign currency exchange contracts to hedge this risk, however during 2008 we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

A portion of our domestic sales are made in Canadian dollars. In addition, our recently acquired Electric subsidiary purchases sunglass inventory in Euros. As a result, our domestic operations are exposed to transaction gains and losses that result from movements in foreign currency exchange rates. Changes in our assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.2	51.6	50.3

Gross profit	48.8	48.4	49.7
Operating expenses:
Selling, general and administrative expenses	33.6	29.6	28.5
Asset impairments	4.9	—	—

Total operating expenses	38.5	29.6	28.5

Operating income	10.3	18.8	21.2
Other income (expense)	(0.3)	1.7	2.0

Income before provision for income taxes	10.0	20.5	23.2
Provision for income taxes	3.5	8.1	9.2

Net income	6.5%	12.4%	14.0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Consolidated revenues in 2008 were $334.3 million, an increase of $65.7 million, or 24.5%, compared to $268.6 million in 2007. Revenues from our European operations were $73.0 million in 2008, an increase of $32.9 million, compared to $40.1 million in 2007. The increase in revenues from our European operations was a result of the transition of our European operations from a licensee model to a direct control model during the third quarter of 2007. The operations of Electric have been included in our operating results since January 17, 2008, and contributed $24.2 million in revenues in 2008. Revenues from our five largest customers were $94.1 million in 2008, an increase of $5.3 million, or 5.9%, compared to $88.8 million in 2007. Excluding revenues from Pacific Sunwear, which increased $3.4 million, or 6.9%, to $52.0 million, total revenues from our remaining five largest customers increased $1.9 million, or 4.7%, to $42.1 million in 2008 from $40.2 million in 2007. Our sales to Pacific Sunwear may decrease in the future and we currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high-quality standards and strong relationships with our retailers. Further, several of our largest retailers have opened additional stores over the last year and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Consolidated product revenues increased $66.9 million, or 25.2%, in 2008 to $332.1 million from $265.2 million in 2007. Revenues from mens products increased $29.2 million, or 22.0%, to $162.3 million in 2008, compared to $133.1 million in 2007. Revenues from snow products increased $6.0 million, or 26.9%, to $28.2 million in 2008 compared to $22.2 million in 2007. Revenues from girls products increased $3.2 million, or 4.1%, to $80.5 million in 2008 compared to $77.3 million in 2007. Revenues from our girls swim line increased $2.4 million, or 64.1%, to $6.1 million in 2008 compared to $3.7 million in 2007. Revenues from boys products, which include our line of kids clothing for young boys ages 4 to 7, increased $1.9 million, or 9.2%, to $21.9 million in 2008 compared to $20.0 million in 2007. Revenues from our new Electric subsidiary were $24.2 million in 2008.

Licensing revenues decreased 35.8% to $2.2 million in 2008 from $3.4 million in 2007 as a result of the transition of our European operations from a licensee model to a direct control model.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $195.9 million, or 59.0% of our product revenues, and $174.3 million, or 65.7% of our product revenues, in 2008 and 2007, respectively. Product revenues in Europe were $77.9 million, or 23.5% of our product revenues, and $40.1 million, or 15.1% of our product revenues, in 2008 and 2007, respectively. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada and Asia Pacific, and do not include sales by our international licensees. Such product revenues in the rest of the world were $58.3 million, or 17.5% of our product revenues, and $50.8 million, or 19.2% of our product revenues, in 2008 and 2007, respectively.

Gross Profit

In 2008, consolidated gross profit increased $33.1 million, or 25.4%, to $163.1 million compared to $130.0 million in 2007. Gross profit as a percentage of revenues, or gross margin, increased 40 basis points to 48.8% in 2008 compared to 48.4% in 2007. Gross margin related specifically to product revenues increased 70 basis points to 48.4% in 2008 compared to 47.7% in 2007. Gross margin from the U.S. segment decreased 230 basis points to 46.0% in 2008 compared to 48.3% in 2007, primarily due to additional discounts that we believe were the result of the soft domestic retail environment. These U.S. segment gross margin pressures were partially offset by our European segment delivering gross margin on product of 55.6% due to strong full-price sell through and foreign currency gains during 2008. This compares to a gross margin on product of 48.9% in 2007, when our European segment was undergoing its transition from a licensee model to a direct control model in the third quarter of 2007. If the current economic downturn persists or worsens in 2009, we may determine it to be necessary to offer additional discounts, which may reduce our gross margins and could adversely impact our financial performance and results of operations.

Operating Expenses

In 2008, consolidated operating expenses increased $49.3 million, or 62.1%, to $128.7 million compared to $79.4 million in 2007. This increase includes the $16.2 million non-cash asset impairment charge on goodwill and intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. These impairment charges were driven by the recent economic downturn, whereby our estimated future cash flows expected from these reporting units were significantly reduced causing decreases in their estimated fair market values. The remaining $33.1 million increase in selling, general and administrative expenses was due primarily to increased expenses of $8.0 million related to the transition of our European operations from a licensee model to a direct control model, expenses of $14.7 million from our newly acquired subsidiary, Electric, and expenses of $1.0 million from our recently acquired Japanese operations. We also had increased payroll and payroll-related expenses of $2.6 million due to expenditures on infrastructure and personnel, increased rent expense of $2.1 million due to our additional retail store leases and Irvine warehouse location, increased depreciation expense of $1.2 million, increased bad debt expense of $0.9 million, and a net increase of $2.6 million in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 33.6% in 2008 from 29.6% in 2007. The 4.0% increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the factors mentioned above.

Operating Income

As a result of the factors above, consolidated operating income in 2008 decreased $16.2 million to $34.4 million compared to $50.6 million in 2007. Operating income as a percentage of revenues decreased to 10.3% in 2008 from 18.8% in 2007.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income in 2008 was $0.9 million compared to $4.0 million in 2007. This decrease in interest income was due to lower cash balances and lower returns on invested cash. Foreign currency gain (loss) decreased to a $1.8 million loss in 2008 compared to a $0.4 million gain in 2007, which was due primarily to foreign exchange losses associated with our Canadian accounts receivables, as the U.S. dollar strengthened significantly against the Canadian dollar in 2008.

Provision for Income Taxes

We computed our provision for income taxes for 2008 using an annual effective tax rate of 35.2%, which is a decrease of 420 basis points from 39.4% in 2007 due primarily to the effect of the foreign tax rate differential, which was partially offset by the income tax effect of the goodwill and intangible asset impairment recorded in 2008. The provision for income taxes decreased $9.9 million to $11.8 million in 2008 compared to $21.7 million in 2007.

Net Income

As a result of the factors above, net income decreased $11.6 million, or 34.9%, to $21.7 million in 2008 from $33.3 million in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Consolidated revenues in 2007 were $268.6 million, an increase of $63.3 million, or 30.9%, compared to $205.3 million in 2006. Revenues from our European operations were $40.1 million in 2007, an increase of $35.6 million, compared to $4.5 million in 2006. The increase in revenues from our European operations was a result of the transition of the European operations from a licensee model to a direct control model. Revenues from our top five customers were $88.8 million in 2007, which was flat compared to $88.8 million in 2006. Excluding revenues from Pacific Sunwear, which decreased $4.7 million, or 8.8%, to $48.6 million, total revenues from our remaining top five customers increased $4.7 million, or 13.3%, to $40.2 million in 2007 from $35.5 million in 2006. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high-quality standards and strong relationships with our retailers. In addition, the increase in revenues can be attributed to sales of our Creedlers, girls swim and kids product lines, as well as additional distribution. Further, several of our largest retailers opened additional stores during 2007 and those store openings likely contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

Consolidated product revenues increased $64.0 million, or 31.8%, in 2007 to $265.2 million from $201.2 million in 2006. Of the $64.0 million increase in product revenues, increases in mens products and girls products accounted for $40.4 million of that increase. Revenues from mens products increased $30.4 million, or 29.5%, to $133.1 million in 2007, compared to $102.7 million in 2006, and revenues from girls products increased $10.0 million, or 15.0%, to $77.3 million in 2007 compared to $67.3 million in 2006. Revenues from boys products, which includes our new line of kids clothing for young boys ages 4 to 7, increased $8.1 million, or 68.8%, to $20.0 million in 2007 compared to $11.9 million in 2006. Revenues from snow products increased $6.8 million, or 44.4%, to $22.2 million in 2007 compared to $15.4 million in 2006. Revenues from our Creedler footwear line increased $4.5 million or 267.9%, to $6.1 million in 2007 compared to $1.6 million in 2006. Revenues from our girls swim line were $3.7 million in 2007. There were no sales of this product line in 2006.

Licensing revenues decreased 16.0% to $3.4 million in 2007 from $4.1 million in 2006 as a result of the transition of our European operations from a licensee model to a direct control model.

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

Gross Profit

In 2007, consolidated gross profit increased $28.0 million, or 27.5%, to $130.0 million compared to $102.0 million in 2006. Gross profit as a percentage of revenues, or gross margin, decreased 1.3% to 48.4% in 2007 compared to 49.7% in 2006. Gross margin related specifically to product revenues decreased 1.0% to 47.7% in 2007 compared to 48.7% in 2006. The gross margin decreased primarily due to larger than expected inventory liquidations and shipping samples to the European sales teams and distributors at very low gross margins. These margin pressures were partially offset by strong full-price sell through and foreign currency gains associated with our European operations shipping their first full season of product in the third quarter of 2007.

Operating Expenses

In 2007, consolidated operating expenses increased $21.0 million, or 35.9%, to $79.4 million compared to $58.4 million in 2006. The increase in absolute dollars was due primarily to increased expenses of $11.2 million related to the transition of our European operations from a licensee model to a direct control model. We also had increased payroll and payroll-related expenses of $3.8 million due to expenditures on infrastructure and personnel, increased advertising and marketing expenses of $2.1 million, increased rent expense of $1.3 million due to our additional retail store leases and Irvine warehouse location, increased depreciation and amortization expense of $1.0 million, increased sales commission expenses of $0.7 million resulting from our increased product revenues, and an increase of $0.9 million in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 29.6% in 2007 from 28.5% in 2006. The 1.1% increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the factors mentioned above.

Operating Income

As a result of the factors above, consolidated operating income in 2007 increased $7.0 million to $50.6 million compared to $43.6 million in 2006. Operating income as a percentage of revenues decreased to 18.8% in 2007 from 21.2% in 2006.

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

Provision for Income Taxes

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 14 to the Consolidated Financial Statements for further discussion.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash and cash equivalents at beginning of period	$92,962	$85,414	$71,712
Cash flow from operating activities	24,672	19,279	20,956
Cash flow from investing activities	(38,659)	(14,973)	(9,229)
Cash flow from financing activities	635	1,623	1,703
Effect of exchange rate changes on cash	3	1,619	272

Cash and cash equivalents at end of period	$79,613	$92,962	$85,414

As of December 31, 2008, we had $79.6 million in cash and cash equivalents compared to $93.0 million in cash and cash equivalents as of December 31, 2007.

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including asset impairments, depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. In 2008 and 2007, cash from operating activities was $24.7 million and $19.3 million, respectively. The $5.4 million increase in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to

$20,622	Increase in cash flows from accounts receivable due to the timing of sales and collections

16,069	Increase in non-cash asset impairment charges due to the impairment of goodwill and intangible assets associated with the acquisitions of Electric and Laguna Surf and Sport

5,921	Increase in non-cash depreciation and amortization, and provision for doubtful accounts

4,945	Increase in cash flows from inventory as the cash used related to the increase in inventory during 2008 was lower than the previous period, as the previous period increase in inventory contemplated higher inventory levels in Europe as a result of the direct distribution of product beginning in 2007

(21,708)	Decrease in cash flows from accounts payable and accrued expenses due to timing of payments, and a decrease in payroll accruals and other liabilities between periods

(11,626)	Decrease in net income

(8,840)	Decrease in cash flows due to fluctuations in the income tax receivable/payable balance and deferred income tax balance between periods

10	Net increase in cash flows from all other operating activities

$5,393	Total

Cash from investing activities was a use of cash of $38.7 million and $15.0 million in 2008 and 2007, respectively. During 2008, the cash used in investing activities was primarily for the acquisitions of Electric, Laguna Surf & Sport and our Japanese distributor, which were purchased for $32.1 million, net of cash acquired. Capital expenditures during 2008 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations. During 2007, the cash used in investing activities was primarily for the completion of construction of our European headquarters in Anglet, France, the purchase of real property on the North Shore of Oahu, or the Pipe House, for $4.2 million, capital expenditures pertaining to our new off-site distribution center and the implementation of the new warehouse management system, and the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash from financing activities was $0.6 million and $1.6 million in 2008 and 2007, respectively, and is primarily due to the proceeds and excess tax benefits related to the exercise of stock options, principal payment on capital lease obligations and cash received from government grants.

We currently have no material cash commitments, except for the maximum consideration of 600,000 GBP (or approximately $0.9 million based on a 1 GBP to 1.4479 U.S. dollar exchange rate at 12/31/08) related to our agreement for the transition and sale of certain assets of our UK distributor, our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.

Credit Facilities

In September 2008, we amended our unsecured credit agreement with Bank of the West, to increase our line of credit from $20.0 million to $40.0 million (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at December 31, 2008) or LIBOR plus 1.25%. Under this credit facility, we had $0.5 million outstanding in letters of credit at December 31, 2008. At December 31, 2008 there were no outstanding borrowings under this credit facility, and $39.5 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum EBITDA. At December 31, 2008, we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of December 31, 2008. The following table summarizes, as of December 31, 2008, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Operating lease obligations	$34,002	$4,960	$4,756	$4,495	$3,834	$2,965	$12,992
Capital lease obligations	98	75	23	—	—	—	—
Professional athlete sponsorships	16,658	6,581	4,235	1,730	1,340	800	1,972
Contractual letters of credit	510	510	—	—	—	—	—

Total	$51,268	$12,126	$9,014	$6,225	$5,174	$3,765	$14,964

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

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 7.8% per year, and expire at various dates through July 2010.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five year period ending December 31, 2013, is approximately $4.1 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

We adopted the provisions of FIN No. 48 on January 1, 2007. At December 31, 2008, we had $94,000 of total unrecognized tax benefits recorded as liabilities in accordance with FIN No. 48 and we are uncertain as to if or when such amounts may be settled.

Seasonality

Historically, we have experienced greater revenue in the second half of the year than in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts, t-shirts and sunglasses) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets, outerwear and goggles) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. In addition, our direct European operations began shipping product during the second half of 2007 which caused a slightly higher concentration of revenues in the second half of 2007 over historical levels. Our business in Europe is extremely seasonal with revenues concentrated primarily in the first and third quarters, shipment of low margin samples concentrated in the second and fourth quarters, and a relatively steady pace of selling, general and administrative expenses throughout the year. As 2008 was the first year that our European business was fully operational throughout the entire year, we may experience a shift in our historical revenue, gross profit and operating income trends. During the two-year period ended December 31, 2008, approximately 57% of our revenues, 55% of our gross profit and 62% of our operating income (excluding non-cash asset impairment charges) were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. Based on our current cash position, we do not anticipate borrowing under our credit facility in the near term.

Backlog

We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2008, our order backlog was approximately $75.6 million, compared to approximately $65.0 million at December 31, 2007. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 16% and 18% of our product revenues in 2008 and 2007, respectively. No other customer accounted for more than 10% of our product revenues in 2008 or 2007.

Sales to Pacific Sunwear increased 7%, or $3.4 million, for 2008 compared to 2007. Our sales to Pacific Sunwear may decrease in the future and we currently expect a decrease in 2009 revenue from Pacific Sunwear when compared to 2008. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2008, we contracted for the manufacture of our products with approximately 49 foreign manufacturers. We also contract with several domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 18% and 14%, respectively, of our product costs in 2008, and 19% and 14%, respectively, of our product costs in 2007.

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial position or results of operations.

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

Foreign Currency Risk and Derivatives

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries.

A portion of our domestic sales are made in Canadian dollars. In 2008, 2007 and 2006, we derived 9.6%, 11.7% and 11.9% of our product revenues, respectively, from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position. However, recent foreign currency market volatility may continue whereby the Canadian dollar has weakened by more than 10% compared to the U.S. dollar. Based on the balance of Canadian dollar receivables of $4.9 million at December 31, 2008, an assumed 10%, 15% and 20% strengthening of the U.S. dollar would result in foreign currency losses of $0.6 million, $0.9 million and $1.2 million, respectively.

During 2008 we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases (forward currency exchange contracts) as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. All of our forward currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of December 31, 2008, we were hedging forecasted transactions expected to occur through March 2009. Assuming exchange rates at December 31, 2008 remain constant, $0.2 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the first quarter of 2009.

On the date we enter into a derivative contract, we designate the derivatives as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. We identify in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy. We will discontinue hedge accounting prospectively:

•	if we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item;

•	when the derivative expires or is sold, terminated or exercised;

•	if it becomes probable that the forecasted transaction being hedged by the derivative will not occur;

•	if a hedged firm commitment no longer meets the definition of a firm commitment; or

•	if we determine that designation of the derivative as a hedge instrument is no longer appropriate.

We have entered into forward exchange contracts with a bank and are exposed to foreign currency losses in the event of nonperformance by this bank. We anticipate, however, that this bank will be able to fully satisfy its obligations under the contracts. Accordingly, we do not obtain collateral or other security to support the contracts.

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

As discussed above, we are exposed to financial statement gains and losses as a result of translating the operating results and financial position of our international subsidiaries. We translate the local currency statements of operations of our foreign subsidiaries into U.S. dollars using the average exchange rate during the reporting period. Changes in foreign exchange rates affect our reported profits and can distort comparisons from year to year. We do not enter into foreign currency exchange contracts to hedge the profit and loss effects of such exposure. Due to the recent foreign currency market volatility, whereby the U.S. dollar has strengthened compared to foreign currencies, revenues and operating income of our international subsidiaries may be negatively impacted upon their translation back into U.S. dollars.

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at December 31, 2008. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at December 31, 2008) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2008, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Chairman and Chief Executive Officer

(Principal Executive Officer)

Douglas P. Collier

Executive Vice President, Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Volcom, Inc.

We have audited the internal control over financial reporting of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2009

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

3. Exhibits included or incorporated herein. See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Volcom, Inc

We have audited the accompanying consolidated balance sheets of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Volcom, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2009

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$79,613	$92,962
Accounts receivable — net of allowances of $6,998 (2008) and $2,783 (2007)	60,914	58,270
Inventories	27,086	20,440
Prepaid expenses and other current assets	2,596	1,720
Income taxes receivable	3,309	326
Deferred income taxes	4,947	2,956

Total current assets	178,465	176,674

Property and equipment — net	26,716	24,427
Investments in unconsolidated investees	330	298
Deferred income taxes	4,028	268
Intangible assets — net	10,578	363
Goodwill	665	—
Other assets	841	464

Total assets	$221,623	$202,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,291	$18,694
Accrued expenses and other current liabilities	12,027	10,561
Current portion of capital lease obligations	71	72

Total current liabilities	27,389	29,327

Long-term capital lease obligations	23	33
Other long-term liabilities	414	190
Income taxes payable — non-current	94	89
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,374,362 (2008) and 24,349,520 (2007) shares issued and outstanding	24	24
Additional paid-in capital	90,456	89,185
Retained earnings	101,935	80,226
Accumulated other comprehensive income	1,288	3,420

Total stockholders’ equity	193,703	172,855

Total liabilities and stockholders’ equity	$221,623	$202,494

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)
Revenues:
Product revenues	$332,110	$265,193	$201,186
Licensing revenues	2,194	3,420	4,072

Total revenues	334,304	268,613	205,258
Cost of goods sold	171,208	138,570	103,237

Gross profit	163,096	130,043	102,021
Operating expenses:
Selling, general and administrative expenses	112,464	79,411	58,417
Asset impairments	16,230	—	—

Total operating expenses	128,694	79,411	58,417

Operating income	34,402	50,632	43,604
Other income:
Interest income, net	901	3,973	3,833
Dividend income from cost method investee	—	—	3
Foreign currency (loss) gain	(1,807)	401	233

Total other (expense) income	(906)	4,374	4,069

Income before provision for income taxes	33,496	55,006	47,673
Provision for income taxes	11,787	21,671	18,920

Net income	$21,709	$33,335	$28,753

Net income per share:
Basic	$0.89	$1.37	$1.19
Diluted	$0.89	$1.37	$1.18
Weighted average shares outstanding:
Basic	24,337,923	24,302,893	24,227,845
Diluted	24,357,652	24,419,802	24,304,627

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Comprehensive Income	Total
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2006	24,214,120	$24	$84,418	$18,266	$(28)		$102,680
Stock-based compensation	—	—	812	—	—		812
Issuance of restricted stock	15,000	—	—	—	—		—
Exercise of stock options	66,300	—	1,261	—	—		1,261
Tax benefits related to exercise of stock options	—	—	282	—	—		282
Comprehensive income:
Net income	—	—	—	28,753	—	$28,753	28,753
Foreign currency translation adjustment	—	—	—	—	209	209	209

Comprehensive income						$28,962

Balance at December 31, 2006	24,295,420	$24	$86,773	$47,019	$181		$133,997
FIN No. 48 Adjustment	—	—	—	(128)	—		(128)
Stock-based compensation	—	—	934	—	—		934
Exercise of stock options	54,100	—	1,028	—	—		1,028
Tax benefits related to exercise of stock options	—	—	450	—	—		450
Comprehensive income:
Net income	—	—	—	33,335	—	$33,335	33,335
Foreign currency translation adjustment, net of tax	—	—	—	—	3,239	3,239	3,239

Comprehensive income						$36,574

Balance at December 31, 2007	24,349,520	$24	$89,185	$80,226	$3,420		$172,855
Stock-based compensation	—	—	985	—	—		985
Issuance of restricted stock	10,000	—	—	—	—		—
Exercise of stock options	14,842	—	273	—	—		273
Tax benefits related to exercise of stock options	—	—	13	—	—		13
Comprehensive income:
Net income	—	—	—	21,709	—	$21,709	21,709
Unrealized loss on foreign currency cash flow hedges, net of tax					(223)	(223)	(223)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,909)	(1,909)	(1,909)

Comprehensive income						$19,577

Balance at December 31, 2008	24,374,362	$24	$90,456	$101,935	$1,288		$193,703

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$21,709	$33,335	$28,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,315	2,895	1,423
Provision for doubtful accounts	2,332	831	588
Loss on disposal of property and equipment	1	24	64
Asset impairments	16,230	161	—
Excess tax benefits related to exercise of stock options	(34)	(444)	(303)
Stock-based compensation	985	934	812
Deferred income taxes	(6,349)	(191)	(1,983)
Changes in operating assets and liabilities:
Accounts receivable	(3,114)	(23,736)	(13,248)
Inventories	(1,844)	(6,789)	(2,335)
Prepaid expenses and other current assets	(499)	(311)	12
Income taxes receivable/payable	(3,021)	(339)	1,186
Other assets	(306)	(242)	(97)
Accounts payable	(8,096)	9,396	2,912
Accrued expenses	(425)	3,791	2,977
Other long-term liabilities	(212)	(36)	195

Net cash provided by operating activities	24,672	19,279	20,956

Cash flows from investing activities:
Purchase of property and equipment	(5,915)	(14,989)	(9,063)
Business acquisitions, net of cash acquired	(32,138)	—	(168)
Purchase of intangible assets	(589)	—	—
Purchase of short-term investments	(278)	—	—
Sale of short-term investments	278	—	—
Purchase of additional shares in cost method investee	(32)	—	—
Proceeds from sale of property and equipment	15	16	2

Net cash used in investing activities	(38,659)	(14,973)	(9,229)

Cash flows from financing activities:
Principal payments on capital lease obligations	(127)	(78)	(71)
Proceeds from government grants	455	229	210
Proceeds from the exercise of stock options	273	1,028	1,261
Excess tax benefits related to exercise of stock options	34	444	303

Net cash provided by financing activities	635	1,623	1,703
Effect of exchange rate changes on cash	3	1,619	272

Net (decrease) increase in cash and cash equivalents	(13,349)	7,548	13,702
Cash and cash equivalents — Beginning of period	92,962	85,414	71,712

Cash and cash equivalents — End of period	$79,613	$92,962	$85,414

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$110	$35	$14
Income taxes	20,804	22,799	19,619

See the accompanying notes to consolidated financial statements.

Supplemental disclosures of noncash investing and financing activities:

At December 31, 2008 and 2007, the Company accrued for $63,000 and $266,000 of property and equipment purchases, respectively.

Upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, the Company recorded a $128,000 increase to income taxes payable and a reduction to retained earnings.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Volcom, Inc. and subsidiaries (the “Company” or “Volcom”) is a designer, marketer and distributor of young mens and womens clothing, footwear, accessories and related products under the Volcom brand name. The Company initially incorporated in the state of California in 1991 as Stone Boardwear, Inc. and has been doing business as Volcom since June 1991. The Company was reincorporated in Delaware in April 2005 and changed its name to Volcom, Inc. The Company is based in Costa Mesa, California. In 2008, the Company acquired all of the outstanding membership interests of Electric Visual Evolution LLC (“Electric”). Known for its Volt logo, Electric is a core action sports lifestyle brand. Electric was founded in 2000 and is headquartered in Orange County, California.

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

Concentration of Credit Risks — The Company is subject to significant concentrations of credit risk, primarily from its cash and cash equivalents and accounts receivable. The Company invests its cash equivalents with financial institutions with high credit standing. At December 31, 2008 and 2007, the majority of the Company’s cash and cash equivalents were held at financial institutions in the United States that are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $54.4 million (including foreign accounts) as of December 31, 2008.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company continually monitors customer collections and maintains an allowance for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. Historically, such credit losses have generally been within the Company’s estimates. At December 31, 2008 and 2007, approximately 13% and 12%, respectively, of the Company’s outstanding accounts receivable balance was from one customer.

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

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Lived Assets — The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets. In accordance with SFAS No. 144, the Company assesses its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). Once the carrying amount of a long-lived asset (asset group) is deemed to no longer be recoverable, an impairment loss would be recognized equal to the difference between the current carrying amount and the fair value of the long-lived asset (asset group). In 2008, the Company determined that there was an impairment loss associated with its amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Consolidated Financial Statements for further discussion.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, the Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize an impairment loss in the future. Impairment losses are reflected in operating income. In 2008, the Company determined that there was an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. In 2007, the Company determined that there was an impairment loss associated with the goodwill related to its subsidiary, Welcom Distribution SARL. See Note 7 to the Consolidated Financial Statements for further discussion.

Fair Value of Financial Instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. At December 31, 2008, the Company believes that the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shipping and Handling — Amounts billed to customers for shipping and handling are recorded as revenues. Freight costs associated with shipping goods to customers are included in cost of sales. Handling costs of $6.8 million, $4.7 million and $3.3 million are included in selling, general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

Significant Concentrations — During the years ended December 31, 2008, 2007 and 2006, sales to a single customer totaled approximately 16%, 18% and 26%, respectively, of product revenues. No other single customer represented over 10% of product revenues.

During each of the years ended December 31, 2008, 2007 and 2006, the Company made purchases from two suppliers that totaled more than 10% of total product costs. For the years ended December 31, 2008, 2007 and 2006, purchases from those two suppliers were approximately 32%, 33% and 27% of total product costs, respectively.

Advertising and Promotion — The Company’s promotion and advertising programs include athlete sponsorships, Volcom branded events, print advertisements, music, films and online marketing. Costs of advertising, promotion and point-of-sale materials are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2008, 2007 and 2006, these expenses totaled $21.7 million, $14.5 million and $12.4 million, respectively. As of December 31, 2008, 2007 and 2006, the Company had no deferred advertising costs.

Income Taxes —The Company records a provision and liability for Federal, state and foreign income taxes using an annual effective tax rate. Deferred income taxes are recorded at the Company’s effective tax rate. Management’s judgment is required in assessing the realizability of its deferred tax assets. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the Company’s deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on our judgment. If we subsequently determined that the deferred tax assets that had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. As of December 31, 2008, the Company recorded a valuation allowance of approximately $178,000 against deferred tax assets that the Company believes are not more likely than not to be realized. As of December 31, 2007, the Company determined that no valuation allowance was required.

Financial Accounting Standards Board Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48,

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 14 for further discussion.

Foreign Currency and Derivatives — The Company owns subsidiaries that operate with the local currency as their functional currency. The Company’s international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, the Company is exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. The Company’s assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for entering into various hedge transactions. In this documentation, the Company identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if management determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) if it becomes probable that the forecasted transaction being hedged by the derivative will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the use and type of the derivative. The Company’s derivative financial instruments consist of foreign currency exchange contracts which the Company uses to manage its exposure to the risk of foreign currency exchange rates. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company does not enter into derivative financial instruments for speculative or trading purposes.

A portion of the Company’s domestic sales are made in Canadian dollars. In addition, our recently acquired Electric subsidiary purchases sunglass inventory in Euros. As a result, the Company is exposed to transaction gains and losses that result from movements in foreign currency exchange rates. Changes in the Company’s assets and liabilities that are denominated in these foreign currencies are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in the Company’s statement of operations.

Comprehensive Income — Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges and foreign currency adjustments that arise from the translation of the Company’s international subsidiaries financial statements into U.S. dollars. The components of accumulated other comprehensive income, net of tax, are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Unrealized loss on foreign currency cash flow hedges, net of tax	$(223)	$—
Foreign currency translation adjustment	1,511	3,420

	$1,288	$3,420

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share data)
Numerator — Net income applicable to common stockholders	$21,709	$33,335	$28,753

Denominator:
Weighted average common stock outstanding for basic earnings per share	24,337,923	24,302,893	24,227,845
Effect of dilutive securities:
Stock options and restricted stock	19,729	116,909	76,782

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,357,652	24,419,802	24,304,627

For the years ended December 31, 2008 and 2007, stock options of 437,558 and 10,000, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation — The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. See Note 11 to the Consolidated Financial Statements for further discussion.

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

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position.

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

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets, or FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial position or results of operations.

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

2. Acquisitions

Effective January 17, 2008, the Company acquired all of the outstanding membership interests of Electric, a core action sports lifestyle brand with growing product lines including sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. The operations of Electric have been included in the Company’s results since January 17, 2008. The purchase price of approximately $26.3 million, excluding transaction costs, consisted of cash consideration of $25.3 million and a working capital adjustment of $1.0 million in cash, and is subject to certain indemnities. Transaction costs totaled $1.2 million. The sellers also will be eligible to earn up to an additional $18.0 million in cash over the next two years upon achieving certain financial milestones. Electric operates as a wholly-owned subsidiary of the Company. Goodwill arises from the synergies the Company believes can be achieved by the integration of certain aspects of Electric’s production of softgoods and accessories. No goodwill associated with this acquisition is deductible for tax purposes. Amortizing intangible assets consist of customer relationships, non-compete agreements, backlog and athlete contracts with estimated useful lives of 20 years, 4 years, 3 months and 15 months, respectively. These intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible assets are consumed.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of Electric were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Current assets	$10,277
Property and equipment	1,110
Other assets	19
Amortizing intangible assets	13,310
Non-amortizing trademarks	10,500
Goodwill	935

Total assets acquired	36,151
Liabilities assumed	(8,680)

Net assets acquired	$27,471

The results of operations for the acquisition are included in the Condensed Consolidated Statements of Operations from the acquisition date. Assuming the acquisition had occurred as of the beginning of each of the following periods, proforma consolidated results would be as follows:

	Year Ended December 31,
	2008	2007
Proforma consolidated total revenues	$334,607	$291,889
Proforma consolidated net income	$20,988	$32,393
Proforma diluted earnings per share	$0.86	$1.33

In October 2008, the Company recorded a $14.8 million impairment charge on the goodwill and intangible assets of Electric. See Note 7 to the Consolidated Financial Statements for further discussion.

Effective August 1, 2008, the Company acquired certain assets and liabilities of Laguna Surf & Sport. The assets and liabilities were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. Total net tangible assets acquired were $342,000 with $305,000 of the remaining purchase price allocated to amortizing intangible assets including trademarks and favorable leases, and $1.4 million allocated to goodwill. The operations of the retail chain have been included in the Company’s results since August 1, 2008. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted. In December 2008, the Company recorded a $1.4 million impairment charge on the goodwill related to this acquisition. See Note 7 to the Consolidated Financial Statements for further discussion.

Effective November 1, 2008, the Company acquired certain assets of its distributor of Volcom branded products in Japan for $3.6 million, excluding transaction costs. Transaction costs totaled $240,000. The acquired assets were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. Total net tangible assets acquired were $1.5 million with $1.7 million of the remaining purchase price allocated to amortizing intangible assets including customer relationships, backlog and non-compete agreements, and $611,000 allocated to goodwill. The operations of this entity have been included in the Company’s results since November 1, 2008. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted.

Effective September 2008, the Company entered into an agreement for the transition and sale of certain assets of its UK distributor, whereby the Company will take direct control of the UK territory beginning with the

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivery of the Spring 2009 product line, which began shipping in January 2009. The acquisition is contingent upon the UK distributor delivering certain assets, including the Spring 2009 order file, customer information, certain inventory stock and other sales and marketing tools in January 2009. The consideration related to this transition and acquisition agreement shall not exceed 600,000 GBP (or approximately $869,000 USD based on a 1 GBP to 1.4479 U.S. dollar exchange rate as of December 31, 2008).

3. Allowances for Doubtful Accounts and Product Returns

	Allowance for Doubtful Accounts	Allowance for Product Returns	Total
	(In thousands)
Balance, January 1, 2006	$190	$540	$730
Provision	588	4,196
Deductions	(283)	(3,908)

Balance, December 31, 2006	495	828	1,323
Provision	831	5,903
Deductions	(67)	(5,207)

Balance, December 31, 2007	1,259	1,524	2,783
Provision	2,332	12,642
Deductions	(135)	(10,624)

Balance, December 31, 2008	$3,456	$3,542	$6,998

The provision for doubtful accounts represents charges to selling, general and administrative expenses for estimated bad debts, whereas the provision for product returns is reported as a direct reduction of revenues.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Finished goods	$25,277	$19,849
Work-in-process	269	214
Raw materials	1,540	377

	$27,086	$20,440

5. Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Furniture and fixtures	$6,714	$3,547
Office equipment	2,666	1,724
Computer equipment	6,405	4,959
Leasehold improvements	9,608	7,379
Building	7,215	7,489
Land	4,723	4,723
Construction in progress	225	30

	37,556	29,851
Less accumulated depreciation	(10,840)	(5,424)

Property and equipment — net	$26,716	$24,427

Depreciation and amortization expense related to property and equipment was approximately $5.1 million, $2.8 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In February 2007, the Company completed the construction of its European headquarters in Anglet, France. Costs incurred related to such construction totaled approximately 4.6 million Euros (approximately $6.5 million based on a 1 to 1.4097 exchange rate as of December 31, 2008).

The Company has applied for and received local government grants totaling approximately 800,000 Euros (approximately $1.1 million based on a 1 Euro to 1.4097 U.S. dollar exchange rate as of December 31, 2008). Such grants have been paid to the Company at various times during and after the European headquarters construction period and generally require the Company to maintain and operate the European headquarters for five years. To the extent that the Company does not maintain and operate the European headquarters for a five year period, certain amounts of the grants will have to be repaid to the local government at that time. As of December 31, 2008, the Company has received all of the grant money from the local government. The Company has recorded $472,000 of the cash received for these grants against property and equipment, as these grants support the construction of the European headquarters and will offset depreciation expense over the estimated useful life of the European headquarters, and $654,000 as an other long-term liability, as this grant relates to the Company’s employment requirements over the next five years, and will be amortized against operating expenses on a straight-line basis over the five-year period of the employment requirements.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Investment in Unconsolidated Investees

Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In February 2008, the Company purchased an additional .4% ownership in Volcom Australia for $32,000, which brought the Company’s total ownership interest to 13.9%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At December 31, 2008 and 2007, the Company’s investment in Volcom Australia was $330,000 and $298,000, respectively.

7. Goodwill and Intangible Assets

A summary of intangible assets is as follows:

	As of December 31, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$6,363	$2,649	$463	$100
Non-amortizing trademarks	6,300	—	—	—
Other non-amortizing intangible assets	564	—	—	—

	$13,227	$2,649	$463	$100

At December 31, 2008, as part of the Company’s annual impairment test in accordance with SFAS No. 142, Goodwill and Intangible Assets, it was determined that the goodwill and non-amortizing intangible assets associated with the 2008 acquisitions of Electric and Laguna Surf & Sport were impaired, as the carrying amount of the reporting units, including goodwill, exceeded the fair value of the reporting units. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Electric segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values have been affected by the recent macro-economic conditions, contributing to the estimated decline in value. Additionally, certain amortizing intangible assets associated with these acquisitions were determined to be impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets. Total impairment charges of $16.2 million were incurred for the year ended December 31, 2008 and relate to $6.5 million for goodwill and non-amortizing intangible assets and $9.7 million for amortizing intangible assets. At December 31, 2007, it was determined that the goodwill associated with Welcom Distribution SARL was impaired and the Company recorded a $161,000 impairment charge. All impairment losses are reflected in operating income.

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the years ended December 31, 2008, 2007 and 2006, was approximately $2.3 million, $47,000 and $148,000, respectively. The Company’s annual amortization expense is estimated to be approximately $893,000, $517,000, $423,000, $362,000 and $313,000 in the fiscal years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill of $665,000 associated with the acquisition of our Japanese distributor is included in the United States operating segment.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2008	2007
	(In thousands)
Payroll and related accruals	$5,045	$4,000
Deferred rent	649	348
Other	6,333	6,213

	$12,027	$10,561

9. Line of Credit

In September 2008, the Company amended its unsecured credit agreement with a bank, to increase its line of credit from $20.0 million to $40.0 million (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund the Company’s working capital requirements. Borrowings under this agreement bear interest, at the Company’s option, either at the bank’s prime rate (3.25% at December 31, 2008) or LIBOR plus 1.25%. Under this credit facility, the Company had $510,000 outstanding in letters of credit at December 31, 2008. At December 31, 2008 there were no outstanding borrowings under this credit facility, and $39.5 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to the Company’s financial condition, including requirements that the Company maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). At December 31, 2008, the Company was in compliance with all restrictive covenants.

10. Commitments and Contingencies

Operating Leases — The Company leases certain office, warehouse and retail facilities under long-term operating lease agreements. Total rent expense for the years ended December 31, 2008, 2007 and 2006, was $4.6 million, $2.4 million and $1.1 million, respectively.

The following is a schedule of future minimum lease payments required under such leases as of December 31, 2008 (in thousands):

Year Ending December 31,
2009	$4,960
2010	4,756
2011	4,495
2012	3,834
2013	2,965
Thereafter	12,992

$34,002

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases — The Company has leased computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 7.8% per year, and expire at various dates through July 2010. The gross amount of capital lease assets was $483,000 at December 31, 2008 and 2007, and accumulated amortization was $452,000 and $388,000 at December 31, 2008 and 2007, respectively. Future commitments under capital lease obligations at December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$75
2010	23

Total payments including interest	98
Less interest portion	(4)

Total principal payments remaining at December 31, 2008	$94

Current portion of capital lease obligation	$71
Long-term portion of capital lease obligation	23

Total capital lease obligation at December 31, 2008	$94

Professional Athlete Sponsorships — The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in skateboarding, snowboarding, surfing and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of December 31, 2008 (in thousands):

Year Ending December 31,
2009	$6,581
2010	4,235
2011	1,730
2012	1,340
2013	800
Thereafter	1,972

$16,658

The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under the Company’s existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five-year period ending December 31, 2011, is approximately $4.1 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. Stockholders’ Equity

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

During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $985,000, or $638,000 net of tax, $934,000, or $566,000 net of tax, and $812,000 or $490,000 net of tax, respectively, in stock-based compensation expense which includes the impact of all stock-based awards and is included in selling, general and administrative expenses. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $629,000 for the year ended December 31, 2006. The incremental stock-based compensation expense caused income before provision for income taxes to decrease by $629,000, net income to decrease by $379,000, and basic and diluted earnings per share to decrease by $0.02 per share.

Stock Compensation Plans — In 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which authorized the Company to grant or issue options to purchase up to a total of 4,663,838 shares of the Company’s common stock. In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of December 31, 2008, there were 3,105,655 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

A summary of the Company’s stock option activity under the Incentive Plan is as follows:

	Years Ended December 31,
	2008		2007		2006
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding, beginning of year	442,400	$19.52	487,700	$19.00	576,000	$19.00
Granted	10,000	25.42	10,000	42.07	—	—
Exercised	(14,842)	19.00	(54,100)	19.00	(66,300)	19.00
Canceled or forfeited	—	—	(1,200)	19.00	(22,000)	19.00

Outstanding, end of year	437,558	$19.67	442,400	$19.52	487,700	$19.00

Options exercisable, end of year	291,758	$19.79	228,700	$19.00	214,900	$19.00

Weighted average fair value of options granted during the year		$9.00		$14.25		$—

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding stock options outstanding as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$19.00	417,558	6.5	$19.00	281,758	$19.00
$25.42	10,000	9.4	$25.42	—	—
$42.07	10,000	8.4	$42.07	10,000	$42.07

As of December 31, 2008, there was unrecognized compensation expense of $1.0 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.4 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $104,000, $1.1 million and $765,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was zero, as the Company’s share price at December 31, 2008 was below the exercise price of all options outstanding and exercisable. The Company issues new shares upon the exercise of options or granting of restricted stock.

As of December 31, 2008, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 429,410 which had a weighted-average exercise price of $19.69. The average remaining life of these options was 6.6 years and the aggregate intrinsic value was zero at December 31, 2008 as the Company’s share price was below the exercise price of the options.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $132,000 was amortized to expense during each of the years ended December 31, 2008, 2007 and 2006, respectively.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a 5 year period. The total value of the restricted stock awards is $405,000, of which $81,000, $81,000 and $55,000 was amortized to expense during the years ended December 31, 2008, 2007 and 2006, respectively.

In May 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $34,000 was amortized to expense during the year ended December 31, 2008.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock activity for the year ended December 31, 2008 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2008	24,000	$30.00
Granted	10,000	25.42
Vested	(7,000)	30.44
Canceled or forfeited	—	—

Outstanding restricted stock at December 31, 2008	27,000	$28.20

As of December 31, 2008, there was unrecognized compensation expense of $617,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.5 years.

12. Retirement Savings Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”) covering all eligible full-time employees over age 21 with six months of service. The Company’s contributions to the 401(k) Plan are made at the discretion of management. Contributions by the Company amounted to $121,000, $82,000 and $67,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

13. Licensing

In addition to the Company’s licensing arrangement with its investee in Australia described in Note 6, the Company has entered into licensing arrangements with independent licensees in Brazil, South Africa and Indonesia. Pursuant to the license agreements, the Company is paid a royalty based on a stated percentage of the net sales of its licensees.

The Company’s license agreement with its European licensee expired on December 31, 2006. Pursuant to an arrangement between the Company and its European licensee, the European licensee produced and distributed the Spring 2007 Volcom line in Europe and paid the Company its same royalty rate as required under the license agreement. Included in licensing revenues is $1.2 million and $2.3 million from Volcom Europe for the years ended December 31, 2007 and 2006, respectively. In anticipation of the expiration of this license agreement, the Company has established its own operations in Europe in order to take direct control of the Volcom brand in Europe.

Certain of the Company’s existing license agreements may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. The Company’s international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date
Australia	June 30, 2012	N/A
Brazil	December 31, 2013	N/A
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2009	December 31, 2014

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2005 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2004. The Company is currently not undergoing any audits.

The provision for income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$12,903	$18,372	$17,231
State	3,189	3,811	3,599
Foreign	2,004	(301)	73

Total current	18,096	21,882	20,903

Deferred:
Federal	(4,564)	(729)	(1,155)
State	(1,181)	(222)	(89)
Foreign	(564)	740	(739)

Total deferred	(6,309)	(211)	(1,983)

Provision for income taxes	$11,787	$21,671	$18,920

A reconciliation of income tax expense computed at U.S. Federal statutory rates to income tax expense for the years ended December 31, 2008, 2007 and 2006 is shown below.

	Years Ended December 31,
	2008	2007	2006
Provision for taxes at U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.9	4.2	4.8
Foreign tax rate differential	(6.8)	—	—
Goodwill and intangible asset impairment	3.0	—	—
Foreign tax credit	(0.5)	(0.4)	(0.7)
Other	0.6	0.6	0.6

Effective income tax rate	35.2%	39.4%	39.7%

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities are as follows at December 31:

	2008	2007
	(In thousands)
Deferred tax assets:
Accrued liabilities	$749	$475
State income taxes	577	1,062
Allowances for doubtful accounts and product returns	2,147	795
Foreign net operating losses	256	107
Inventory costs	266	—
Intangible assets	5,029	—
Stock based compensation	901	597
Other	245	243

Total deferred tax assets	10,170	3,279
Deferred tax liabilities:
Intangible assets	(167)	(55)
Depreciation	(662)	—
Other	(188)	—

Total deferred tax liabilities	(1,017)	(55)

Deferred income taxes	9,153	3,224

Valuation allowance	(178)	—

Net deferred income taxes	$8,975	$3,224

For the years ended December 31, 2008 and 2007, excess tax benefits from the exercise of stock options of $4,000 and $450,000, respectively, were recorded as an addition to paid-in capital.

The Company has a foreign net operating loss of approximately $904,000, of which $185,000 expires in 2015, $60,000 expires in 2023 and the remaining $659,000 does not expire as it carries forward indefinitely. The Company does not provide for U.S. Federal, state or additional foreign taxes on certain foreign earnings that management intends to permanently reinvest.

As of December 31, 2008, the Company recorded a valuation allowance of approximately $178,000 against deferred tax assets that the Company believes are not more likely than not to be realized. As of December 31, 2007, the Company determined that no valuation allowance was required.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon the adoption of FIN No. 48, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

At December 31, 2008, the Company had $94,000 of total unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in any future periods. It is reasonably possible that a change in the unrecognized tax benefits could occur within the next 12 months. However, the Company anticipates that any change would not be significant and would not have a material impact on the consolidated statement of operations or consolidated balance sheet.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. During each of the years ended December 31, 2008 and 2007, the Company recognized approximately

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$6,000 of interest and penalties associated with uncertain tax positions. At December 31, 2008 and 2007, the Company had $14,000 and $8,000, respectively, accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding the liability for interest and penalties) for the year:

Unrecognized tax benefits balance at January 1, 2007	$126,000
Gross increases — tax positions in prior years	23,000
Gross decreases — tax positions in prior years	(66,000)

Unrecognized tax benefits balance at December 31, 2007	83,000
Gross increases — tax positions in prior years	—
Gross decreases — tax positions in prior years	—
Lapse of statute of limitations	(3,000)

Unrecognized tax benefits balance at December 31, 2008	$80,000

15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates in three operating and reportable segments, the United States, Europe and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States and Japanese operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport, Inc. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to the Company’s operating segments is as follows:

	2008	2007	2006
	(In thousands)
Total revenues:
United States	$237,109	$228,494	$200,735
Europe	73,005	40,119	4,523
Electric	24,190	—	—

Consolidated	$334,304	$268,613	$205,258

Gross profit:
United States	$109,028	$110,412	$100,879
Europe	40,582	19,631	1,142
Electric	13,486	—	—

Consolidated	$163,096	$130,043	$102,021

Operating income (loss):
United States	$33,019	$45,790	$45,918
Europe	17,470	4,842	(2,314)
Electric	(16,087)	—	—

Consolidated	$34,402	$50,632	$43,604

Identifiable assets:
United States	$143,776	$187,780	$137,581
Europe	55,997	14,714	12,167
Electric	21,850	—	—

Consolidated	$221,623	$202,494	$149,748

Although the Company operates within three reportable segments, it has several different product categories within the segments, for which the revenues attributable to the each product category are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Mens	$162,340	$133,073	$102,734
Girls	80,461	77,326	67,250
Snow	28,217	22,243	15,408
Boys	21,867	20,023	11,860
Footwear	5,676	6,127	1,573
Girls swim	6,126	3,734	—
Electric	24,190	—	—
Other	3,233	2,667	2,361

Subtotal product categories	332,110	265,193	201,186
Licensing revenues	2,194	3,420	4,072

Total consolidated revenues	$334,304	$268,613	$205,258

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other includes revenues primarily relate to the Company’s Volcom Entertainment division, films and related accessories.

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by our Electric operating segment and are allocated based on customer location:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$195,846	$174,254	$157,581
Canada	31,993	31,041	23,925
Asia Pacific	13,245	8,434	7,230
Europe	77,897	40,119	4,523
Other	13,129	11,345	7,927

	$332,110	$265,193	$201,186

16. Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income, and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, during 2008 the Company entered into forward exchange contracts to hedge a portion of its European operations U.S. dollar denominated inventory purchases.

All of the Company’s forward currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of December 31, 2008, the Company was hedging forecasted transactions expected to occur through March 2009. Assuming exchange rates at December 31, 2008 remain constant, $223,000 of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings in the first quarter of 2009. The Company did not have any derivative contracts that expired, settled, or terminated in 2008 and thus there was no direct earnings/losses recognized during the year ended December 31, 2008.

The Company has entered into forward exchange contracts with a bank and is exposed to credit losses in the event of nonperformance by this bank. The Company anticipates, however, that this bank will be able to fully satisfy its obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

As of December 31, 2008, the Company had U.S. dollar denominated forward foreign currency contracts outstanding with a notional amount of $3.2 million and a fair value of $(344,000) which mature from January 2009 through March 2009. The $344,000 liability is included in accrued liabilities in the accompanying consolidated balance sheet.

VOLCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2008
Total revenues	$80,554	$72,456	$111,669	$69,625
Gross profit	42,175	34,766	55,211	30,943
Operating income (loss)	14,398	6,863	24,906	(11,765)
Net income (loss)	9,340	4,846	16,272	(8,749)
Net income (loss) per share, basic	$0.38	$0.20	$0.67	$(0.36)
Net income (loss) per share, diluted	$0.38	$0.20	$0.67	$(0.36)

Year ended December 31, 2007
Total revenues	$50,818	$57,681	$91,045	$69,069
Gross profit	26,407	27,793	45,867	29,976
Operating income	8,062	8,849	23,027	10,694
Net income	5,482	6,220	14,518	7,115
Net income per share, basic	$0.23	$0.25	$0.60	$0.29
Net income per share, diluted	$0.22	$0.25	$0.59	$0.29

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
Richard R. Woolcott Chairman and Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard R. Woolcott	Chairman and Chief Executive Officer	March 16, 2009
Richard R. Woolcott	(Principal Executive Officer)

/s/ Douglas P. Collier	Chief Financial Officer	March 16, 2009
Douglas P. Collier	(Principal Financial and Accounting Officer)

/s/ René R. Woolcott	Director	March 16, 2009
René R. Woolcott

/s/ Douglas S. Ingram	Director	March 16, 2009
Douglas S. Ingram

/s/ Anthony M. Palma	Director	March 16, 2009
Anthony M. Palma

/s/ Joseph B. Tyson	Director	March 16, 2009
Joseph B. Tyson

/s/ Carl W. Womack	Director	March 16, 2009
Carl W. Womack

/s/ Kevin G. Wulff	Director	March 16, 2009
Kevin G. Wulff

EXHIBIT INDEX

Number	Description
3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate.

10.1*†	Form of Indemnification Agreement between Volcom and each of its directors and officers.

10.2	Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of July 20, 2006 (incorporated by reference in the Company’s Current Report on Form 8-K filed on July 24, 2006).

10.3*	Third Amendment to Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of September 30, 2008 (incorporated by reference in the Company’s Current Report on Form 8-K filed on November 10, 2008).

10.4*	Lease dated as of May 19, 1999 by and between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue, Costa Mesa.

10.5*	Volcom, Inc. 2005 Incentive Award Plan.

10.6*	Volcom, Inc. Amended and Restated 2005 Incentive Award Plan (incorporated by reference in the Company’s Annual Report on Form 10-K filed on March 14, 2007).

10.7*	Form of Restricted Stock Award Grant Notice and Agreement.

10.8*	Form of Stock Option Grant Notice and Agreement.

10.9*	Software License Agreement by and between Innovative Systems, LLC and Volcom Stone Board Wear, Inc., made and effective September 1, 2002.

10.10	Real Estate Development Agreement dated May 5, 2006 between Volcom SAS and Société d’Equipement des Pays de l’Adour (English Translation) (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 9, 2006).

10.11	Agreement of Purchase and Sale, dated as of January 15, 2008, by and among Volcom, Inc., Skelly Acquisition Corp., Electric Visual Evolution LLC, and each of the members of Electric Visual Evolution LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 18, 2008).

10.12	First Amendment to lease between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue dated October 6, 2008.

21.1	Subsidiaries of Volcom, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)
†	All current directors and executive officers of Volcom, Inc. have entered into the Indemnity Agreement with Volcom, Inc.