Form 10-Q
period 2009-03-31
Volcom Inc
filed 2009-05-11
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 1, 2009, there were 24,374,362 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$59,947	$79,613
Short-term investments	24,944	—
Accounts receivable — net of allowances of $7,420 (2009) and $6,998 (2008)	56,990	60,914
Inventories	22,290	27,086
Prepaid expenses and other current assets	2,111	2,596
Income taxes receivable	1,100	3,309
Deferred income taxes	5,029	4,947

Total current assets	172,411	178,465

Property and equipment — net	25,612	26,716
Investments in unconsolidated investees	330	330
Deferred income taxes	4,031	4,028
Intangible assets — net	10,770	10,578
Goodwill	618	665
Other assets	770	841

Total assets	$214,542	$221,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,955	$15,291
Accrued expenses and other current liabilities	8,869	12,027
Current portion of capital lease obligations	59	71

Total current liabilities	18,883	27,389

Long-term capital lease obligations	16	23
Other long-term liabilities	357	414
Income taxes payable — noncurrent	95	94
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,374,362 (2009 and 2008) shares issued and outstanding	24	24
Additional paid-in capital	90,685	90,456
Retained earnings	106,155	101,935
Accumulated other comprehensive (loss) income	(1,673)	1,288

Total stockholders’ equity	195,191	193,703

Total liabilities and stockholders’ equity	$214,542	$221,623

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product revenues	$67,944	$79,987
Licensing revenues	375	567

Total revenues	68,319	80,554
Cost of goods sold	33,937	38,379

Gross profit	34,382	42,175
Selling, general and administrative expenses	28,034	27,777

Operating income	6,348	14,398
Other income:
Interest income, net	33	469
Foreign currency gain (loss)	118	(156)

Total other income	151	313

Income before provision for income taxes	6,499	14,711
Provision for income taxes	2,279	5,371

Net income	$4,220	$9,340

Net income per share:
Basic	$0.17	$0.38
Diluted	$0.17	$0.38
Weighted average shares outstanding:
Basic	24,347,857	24,326,015
Diluted	24,357,044	24,330,994

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,220	$9,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,765	1,743
Provision for doubtful accounts	1,113	163
Loss on disposal of property and equipment	4	16
Stock-based compensation	246	247
Deferred income taxes	(78)	(79)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(473)	(3,138)
Inventories	4,135	5,801
Prepaid expenses and other current assets	392	(473)
Income taxes receivable/payable	2,273	4,632
Other assets	37	77
Accounts payable	(4,802)	(12,810)
Accrued expenses and other current liabilities	(2,792)	221
Other long-term liabilities	(30)	(112)

Net cash provided by operating activities	6,010	5,628

Cash flows from investing activities:
Purchase of property and equipment	(734)	(1,026)
Business acquisitions, net of cash acquired	(794)	(26,856)
Purchase of intangible assets	—	(300)
Purchase of short-term investments	(24,944)	(281)
Purchase of additional shares in cost method investee	—	(32)

Net cash used in investing activities	(26,472)	(28,495)

Cash flows from financing activities:
Principal payments on capital lease obligations	(18)	(46)
Cash received from government grants	—	463

Net cash (used in)/provided by financing activities	(18)	417

Effect of exchange rate changes on cash	814	1,519

Net decrease in cash and cash equivalents	(19,666)	(20,931)
Cash and cash equivalents — Beginning of period	79,613	92,962

Cash and cash equivalents — End of period	$59,947	$72,031

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$19
Income taxes	$331	$827

Supplemental disclosures of noncash investing and financing activities:

At March 31, 2009 and 2008, the Company accrued for $20,000 and $134,000 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statement of cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

During the three months ended March 31, 2009 and 2008, the Company recognized approximately $246,000, or $160,000 net of tax, and $247,000, or $157,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended in February 2007. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of March 31, 2009, there were 3,593,142 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

A summary of the Company’s stock option activity under the Incentive Plan for the three months ended March 31, 2009 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2009	437,558	$19.67
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—

Outstanding at March 31, 2009	437,558	$19.67	6.4 years

Exercisable at March 31, 2009	291,758	$19.79	6.3 years

As of March 31, 2009, there was unrecognized compensation expense of $0.8 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.2 years. The aggregate intrinsic value of options exercised during each of the three months ended March 31, 2009 and 2008 was zero. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2009 was zero, as the Company’s share price at March 31, 2009 was below the exercise price of all options outstanding and exercisable.

Additional information regarding stock options outstanding as of March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$19.00	417,558	6.3	$19.00	281,758	$19.00
$25.42	10,000	9.1	$25.42	—	—
$42.07	10,000	8.1	$42.07	10,000	$42.07

As of March 31, 2009, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 429,410, which had a weighted-average exercise price of $19.69. The weighted-average remaining life of these options was 6.4 years and the aggregate intrinsic value was zero at March 31, 2009, as the Company’s share price was below the exercise price of the options.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $33,000 was amortized to expense during each of the three month periods ended March 31, 2009 and 2008.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $20,000 was amortized to expense during each of the three month periods ended March 31, 2009 and 2008.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $13,000 was amortized to expense during the three month period ended March 31, 2009.

Restricted stock activity for the three months ended March 31, 2009 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2009	27,000	$28.20
Granted	—	—
Vested	(1,500)	$34.65
Canceled or forfeited	—	—

Unvested restricted stock at March 31, 2009	25,500	$27.82

As of March 31, 2009, there was unrecognized compensation expense of $551,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.2 years.

Note 3 — New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB has issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. This FSP applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 157-4 will have on its results of operations, financial position, and cash flows.

In April 2009, the FASB has issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities; (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and (vi) requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, financial position, and cash flows.

In April 2009, the FASB has issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB 28-1 will have on its results of operations, financial position, and cash flows.

In April 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on its results of operations, financial position, and cash flows.

Note 4 — Acquisitions

Effective January 17, 2008, the Company acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, a core action sports lifestyle brand with growing product lines including sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. The operations of Electric have been included in the Company’s results since January 17, 2008. The purchase price of approximately $26.3 million, excluding transaction costs, consisted of cash consideration of $25.3 million and a working capital adjustment of $1.0 million in cash, and is subject to certain indemnities. Transaction costs totaled $1.2 million. The sellers also will be eligible to earn up to an additional $18.0 million in cash upon achieving certain financial milestones through December 31, 2010. Electric operates as a wholly-owned subsidiary of the Company. Goodwill arises from the synergies the Company believes can be achieved by the integration of certain aspects of Electric’s production of softgoods and accessories. No goodwill associated with this acquisition is deductible for tax purposes. Amortizing intangible assets consist of customer relationships, non-compete agreements, backlog and athlete contracts with estimated useful lives of 20 years, 4 years, 3 months and 15 months, respectively. These intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible assets are consumed.

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

The results of operations for the acquisition are included in the Condensed Consolidated Statements of Operations from the acquisition date. Assuming the acquisition had occurred as of the beginning of the three months ended March 31, 2008, proforma consolidated results would be as follows:

Three Months Ended March 31, 2008
(In thousands, except per share data)
Proforma consolidated total revenues	$80,857
Proforma consolidated net income	$8,634
Proforma diluted earnings per share	$0.35

In October 2008, the Company recorded a $14.8 million impairment charge on the goodwill and intangible assets of Electric. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

Effective August 1, 2008, the Company acquired certain assets and liabilities of Laguna Surf & Sport. The assets and liabilities were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. Total net tangible assets acquired were $342,000, with $305,000 of the remaining purchase price allocated to amortizing intangible assets including trademarks and favorable leases, and $1.4 million allocated to goodwill. The operations of the retail chain have been included in the Company’s results since August 1, 2008. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted. In December 2008, the Company recorded a $1.4 million impairment charge on the goodwill related to this acquisition. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

Effective November 1, 2008, the Company acquired certain assets of its distributor of Volcom branded products in Japan for $3.6 million, excluding transaction costs. Transaction costs totaled $240,000. The acquired assets were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. Total net tangible assets acquired were $1.5 million, with $1.7 million of the remaining purchase price allocated to amortizing intangible assets including customer relationships, backlog and non-compete agreements, and $611,000 allocated to goodwill. The operations of this entity have been included in the Company’s results since November 1, 2008. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted.

Effective September 2008, the Company entered into an agreement for the transition and sale of certain assets of its UK distributor, whereby the Company took direct control of the UK territory beginning with the delivery of the Spring 2009 product line, which began shipping in January 2009. The total purchase price was approximately 550,000 GBP and the assets were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. The Company has made an estimated preliminary allocation of the purchase price to the fair values of the assets acquired as of the date of the acquisition, which is subject to change upon finalization of the valuation of identified intangible assets. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted.

Note 5 — Inventories

Inventories are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Finished goods	$20,338	$25,277
Work-in-process	176	269
Raw materials	1,776	1,540

	$22,290	$27,086

Note 6 — Property and Equipment

Property and equipment are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Furniture and fixtures	$7,134	$6,714
Office equipment	2,634	2,666
Computer equipment	6,046	6,405
Leasehold improvements	9,890	9,608
Building	7,099	7,215
Land	4,723	4,723
Construction in progress	130	225

	37,656	37,556
Less accumulated depreciation	(12,044)	(10,840)

Property and equipment — net	$25,612	$26,716

Note 7 — Intangible Assets and Goodwill

Intangible assets are as follows:

	As of March 31, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$6,932	$2,990	$6,363	$2,649
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	528	—	564	—

	$13,760	$2,990	$13,227	$2,649

In 2008, as part of the Company’s annual impairment test in accordance with SFAS No. 142, Goodwill and Intangible Assets, it was determined that the goodwill and non-amortizing intangible assets associated with the 2008 acquisitions of Electric and Laguna Surf & Sport were impaired, as the carrying amount of the reporting units, including goodwill, exceeded the fair value of the reporting units. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Electric segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values have been affected by the recent macro-economic conditions, contributing to the estimated decline in value. Additionally, certain amortizing intangible assets associated with these acquisitions were determined to be impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets. Total impairment charges of $16.2 million were incurred for the year ended December 31, 2008 and relate to $6.5 million for goodwill and non-amortizing intangible assets and $9.7 million for amortizing intangible assets.

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the three months ended March 31, 2009 and 2008, was approximately $421,000 and $637,000, respectively. The Company’s annual amortization expense is estimated to be approximately $893,000, $517,000, $423,000, $362,000 and $313,000 in the fiscal years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Note 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Payroll and related accruals	$4,671	$5,045
Deferred rent	750	649
Other	3,448	6,333

	$8,869	$12,027

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

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share data)
Numerator — Net income	$4,220	$9,340

Denominator: Weighted average common stock outstanding for basic earnings per share	24,347,857	24,326,015
Effect of dilutive securities:
Stock options and restricted stock	9,187	4,979

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,357,044	24,330,994

For the three months ended March 31, 2009, 437,558 stock options were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Note 11 — Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker and the Company’s internal reporting structure, the Company operates in three operating and reportable segments, the United States, Europe and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States and Japanese operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport, Inc. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Total revenues:
United States	$42,420	$49,225
Europe	21,678	25,154
Electric	4,221	6,175

Consolidated	$68,319	$80,554

Gross profit:
United States	$20,275	$23,907
Europe	11,807	14,669
Electric	2,300	3,599

Consolidated	$34,382	$42,175

Operating income (loss):
United States	$1,471	$4,979
Europe	5,792	9,038
Electric	(915)	381

Consolidated	$6,348	$14,398

	March 31,
	2009	2008
	(In thousands)
Identifiable assets:
United States	$141,344	$120,898
Europe	52,378	57,129
Electric	20,820	39,055

Consolidated	$214,542	$217,082

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Mens	$35,684	$40,817
Girls	16,815	19,867
Snow	344	308
Boys	4,290	4,739
Footwear	2,442	3,358
Girls swim	3,568	4,058
Electric	4,221	6,175
Other	580	665

Subtotal product categories	67,944	79,987
Licensing revenues	375	567

Total revenues	$68,319	$80,554

The Electric product category includes revenues from all Electric branded products including sunglasses, goggles and related clothing and accessories. Other includes revenues primarily related to the Company’s Volcom Entertainment division, films and related accessories.

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by our Electric operating segment and are allocated based on customer location.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
United States	$31,259	$39,323
Canada	6,836	8,492
Asia Pacific	4,447	2,270
Europe	22,699	26,871
Other	2,703	3,031

	$67,944	$79,987

During the three months ended March 31, 2009 and 2008, approximately 12% and 9%, respectively, of product revenues were attributable to one customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

Overview

We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, footwear, accessories and related products under the Volcom brand name. We seek to offer products that appeal to participants in skateboarding, snowboarding, surfing and motocross, and those who affiliate themselves with the broader action sports youth lifestyle. Our products, which include, among others, t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim, outerwear, sandals, girls swimwear and a complete collection of kids and boys clothing, combine fashion, functionality and athletic performance. Our designs are infused with an artistic and creative element that we believe differentiates our products from those of many of our competitors. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories.

On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $26.3 million plus transaction costs of $1.2 million. Known for its Volt logo, Electric is a core action sports lifestyle brand. Electric’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric is headquartered in Orange County, California.

As part of our strategy to take direct control of our European operations, we constructed a new European headquarters in Anglet, France, which was completed in February 2007, and delivered our first full season product line during the third quarter of 2007. We furthered our international expansion in 2008 by completing the acquisition of our distributor of Volcom branded products in Japan. In 2009, we took direct control of the Volcom brand in the United Kingdom. Domestically, in 2008, we acquired the assets of Laguna Surf & Sport, a California-based retail chain currently operating two retail stores.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. Our retail customers are primarily specialty boardsports retailers, several retail chains and select department stores.

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

The deteriorating global macroeconomic environment has continued to put significant pressure on discretionary consumer spending worldwide. While we believe that Volcom is well positioned from a business and financial perspective, we are not immune to global economic conditions. In the future, these conditions could affect our business in a number of direct and indirect ways, including lower revenues from slowing demand for our products, reduced profit margins and increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experienced by suppliers and customers.

Our revenues increased from $113.2 million in 2004 to $334.3 million in 2008. Our revenues were $68.3 million for the three months ended March 31, 2009, a decrease of $12.3 million, or 15.2%, compared to $80.6 million for the three months ended March 31, 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Sales to Pacific Sunwear increased 21.8%, or $1.5 million, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to pre-season orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. If the current global economic environment persists or worsens in the remainder of 2009, we may determine it to be necessary to offer additional discounts, which may reduce our gross margins and could adversely impact our financial performance and results of operations. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. However, with the introduction of our direct European business and our Electric subsidiary, the seasonality of our gross margin may change. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, the quota on textile and apparel products was eliminated for World Trade Organization, or WTO, member countries, including the United States, Canada and European countries, on January 1, 2005. During 2005, the United States and China agreed to a new quota arrangement, which imposed quotas on certain textile products that impacted our business through 2008. Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency and labor shortages in China, may have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there may be increased pressure on costs, and we intend to closely monitor our sourcing in China to avoid disruptions.

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

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, our selling, general and administrative expenses have increased from 27.0% in 2004 to 33.6% in 2008. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, this increase is due to approximately $2.3 million of non-cash amortization of intangible assets associated with the 2008 acquisitions of Electric, Laguna Surf & Sport and our Japanese distributor. Our selling, general and administrative expenses as a percentage of revenues have increased from 34.5% for the three months ended March 31, 2008 to 41.0% for the three months ended March 31, 2009. This increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, additional bad debt write-offs and incremental expenses associated with our additional retail stores.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets, or SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses are reflected in operating income. In 2008, the Company recorded an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

Long-Lived Assets

We acquire assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets. In 2008, the Company recorded an impairment loss associated with its amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

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

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. Beginning in January 2008, we added the full product line from Electric, which includes sunglasses, goggles, soft goods and other accessories sold under the Electric brand name. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on Volcom product sales by our international licensees in Australia, Indonesia, South Africa and Brazil.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of goods sold	49.7	47.6

Gross profit	50.3	52.4
Selling, general and administrative expenses	41.0	34.5

Operating income	9.3	17.9
Other income	0.2	0.4

Income before provision for income taxes	9.5	18.3
Provision for income taxes	3.3	6.7

Net income	6.2%	11.6%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Consolidated revenues were $68.3 million for the three months ended March 31, 2009, a decrease of $12.3 million, or 15.2%, compared to $80.6 million for the three months ended March 31, 2008. Revenues from our five largest customers were $13.9 million for the three months ended March 31, 2009, a decrease of $1.9 million, or 12.3%, compared to $15.8 million for the three months ended March 31, 2008. Excluding revenues from Pacific Sunwear, which increased $1.5 million, or 21.8%, to $8.4 million, total revenues from our remaining five largest customers decreased $3.4 million, or 38.6%, to $5.5 million for the three months ended March 31, 2009 from $8.9 million for the three months ended March 31, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Consolidated product revenues were $67.9 million for the three months ended March 31, 2009, a decrease of $12.1 million, or 15.1%, compared to $80.0 million for the three months ended March 31, 2008. Revenues from men’s products decreased $5.1 million, or 12.6%, to $35.7 million for the three months ended March 31, 2009 compared to $40.8 million for the three months ended March 31, 2008. Revenues from girls’ products decreased $3.1 million, or 15.4%, to $16.8 million for the three months ended March 31, 2009 compared to $19.9 million for the three months ended March 31, 2008. Revenues from footwear products decreased $1.0 million, or 27.3%, to $2.4 million for the three months ended March 31, 2009 compared to $3.4 million for the three months ended March 31, 2008. Revenues from girls swim products decreased $0.5 million, or 12.1%, to $3.6 million for the three months ended March 31, 2009 compared to $4.1 million for the three months ended March 31, 2008. Revenues from boys’ products, which include our line of kids clothing for young boys ages 4 to 7, decreased $0.4 million, or 9.5%, to $4.3 million for the three months ended March 31, 2009 compared to $4.7 million for the three months ended March 31, 2008. Revenues from our Electric subsidiary decreased $2.0 million, or 31.6%, to $4.2 million for the three months ended March 31, 2009 compared to $6.2 million for the three months ended March 31, 2008.

Licensing revenues decreased 33.9% to $0.4 million for the three months ended March 31, 2009 from $0.6 million for the three months ended March 31, 2008.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $31.3 million, or 46.0% of our product revenues, for the three months ended March 31, 2009, compared to $39.3 million, or 49.2% of our product revenues, for the three months ended March 31, 2008. Product revenues in Europe were $22.7 million, or 33.4% of our product revenues, for the three months ended March 31, 2009, compared to $26.9 million, or 33.6% of our product revenues, for the three months ended March 31, 2008. Product revenues in the rest of the world consist primarily of product revenues from sales in Canada, Japan, Australia and New Zealand, and do not include sales by our international licensees. Such product revenues in the rest of the world were $13.9 million, or 20.6% of our product revenues, for the three months ended March 31, 2009 compared to $13.8 million, or 17.2% of our product revenues, for the three months ended March 31, 2008.

Gross Profit

Consolidated gross profit decreased $7.8 million, or 18.5%, to $34.4 million for the three months ended March 31, 2009 compared to $42.2 million for the three months ended March 31, 2008. Gross profit as a percentage of revenues, or gross margin, decreased 210 basis points to 50.3% for the three months ended March 31, 2009 compared to 52.4% for the three months ended March 31, 2008. Consolidated gross margin related specifically to product revenues decreased 190 basis points to 50.1% for the three months ended March 31, 2009 compared to 52.0% for the three months ended March 31, 2008.

Gross margin on product from the U.S. segment decreased 70 basis points to 47.3% for the three months ended March 31, 2009 compared to 48.0% for the three months ended March 31, 2008. Gross margin from the European segment decreased 380 basis points to 54.5% for the three months ended March 31, 2009 compared to 58.3% for the three months ended March 31, 2008, primarily due to currency fluctuations related to the strengthening of the U.S. dollar to the Euro, and to lesser extent, the continued weakening of the UK pound compared to the Euro. Gross margin from the Electric segment decreased 380 basis points to 54.5% for the three months ended March 31, 2009 compared to 58.3% for the three months ended March 31, 2008 primarily due to higher inventory liquidation and the more promotional selling environment during the three months ended March 31, 2009.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $0.2 million, or 0.9%, to $28.0 million for the three months ended March 31, 2009 compared to $27.8 million for the three months ended March 31, 2008. The increase in absolute dollars was due primarily to incremental expenses of $1.5 million associated with our recently acquired Japanese distributor, and increased bad debt expense of $0.9 million. These increases were offset by decreased commissions expense of $1.0 million associated with a decrease in revenues between periods; decreased amortization expense of $0.5 million associated with the impairment of amortizing intangible assets during the fourth quarter of 2008; and our company-wide expense cut initiatives, which resulted in decreased marketing and advertising expenses of $0.8 million and decreased payroll and payroll related expenses of $0.2 million. The net increase in various other expense categories was $0.3 million. Our selling, general and administrative expenses as a percentage of revenues were higher during the three months ended March 31, 2009 due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, additional bad debt write-offs and incremental expenses associated with our additional retail stores.

Operating Income

As a result of the factors above, operating income for the three months ended March 31, 2009 decreased $8.1 million to $6.3 million compared to $14.4 million for the three months ended March 31, 2008. Operating income as a percentage of revenue decreased to 9.3% for the three months ended March 31, 2009 from 17.9% for the three months ended March 31, 2008.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended March 31, 2009 and 2008 was $33,000 and $0.5 million, respectively. The decrease in interest income is due to lower returns on our cash and cash equivalents and short-term investments. Foreign currency gain (loss) increased to a $0.1 million gain for the three months ended March 31, 2009 compared to a $0.2 million loss for the three months ended March 31, 2008 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended March 31, 2009 using an estimated effective annual tax rate of 35.0% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $3.1 million to $2.3 million for the three months ended March 31, 2009 compared to $5.4 million for the three months ended March 31, 2008.

Net Income

As a result of the factors above, net income decreased $5.1 million, or 54.8%, to $4.2 million for the three months ended March 31, 2009 from $9.3 million for the three months ended March 31, 2008.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash and cash equivalents at beginning of period	$79,613	$92,962
Cash flow from operating activities	6,010	5,628
Cash flow from investing activities	(26,472)	(28,495)
Cash flow from financing activities	(18)	417
Effect of exchange rate on cash	814	1,519

Cash and cash equivalents at end of period	$59,947	$72,031

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the three months ended March 31, 2009 and 2008, cash from operating activities was $6.0 million and $5.6 million, respectively. The $0.4 million increase in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$8,008	Increase in cash flows from accounts payable due to the timing of payments
2,665	Increase in cash flows from accounts receivable due to the timing of sales and collections
972	Increase in non-cash depreciation and amortization and provision for doubtful accounts
(5,120)	Decrease in net income
(3,013)	Decrease in cash flows from accrued liabilities due to a decrease in payroll accruals and other liabilities between periods
(2,359)	Decrease in cash flows due to fluctuations in the income tax receivable/payable balance between periods
(1,666)

Decrease in cash flows from inventory due to increased inventory levels over last year’s comparable period related to incremental inventory associated with our newly acquired distributor in Japan, additional inventory in our Electric segment and additional Volcom retail store locations.

895	Net increase in cash flows from all other operating activities

$382	Total

Cash used in investing activities was $26.5 million and $28.5 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the cash used in investing activities was primarily due to the purchase of short-term investments of $24.9 million and $0.8 million spent on the acquisition of our UK distributor. During the three months ended March 31, 2008, the cash used in investing activities was primarily due to the $26.9 million spent on the acquisition of Electric, net of cash acquired. Capital expenditures during the three months ended March 31, 2009 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash used in financing activities was $18,000 for the three months ended March 31, 2009 compared to cash provided by activities of $0.4 million for the three months ended March 31, 2008. Cash from financing activities is primarily due to cash received from government grants, principal payments on capital lease obligations and the proceeds and excess tax benefits related to the exercise of stock options.

We currently have no material cash commitments, except for our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet all requirements for at least the next twelve months.

Credit Facilities

In September 2008, we amended our unsecured credit agreement with a bank, to increase our line of credit from $20.0 million to $40.0 million (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at March 31, 2009) or LIBOR plus 1.25%. Under this credit facility, we had $0.6 million outstanding in letters of credit at March 31, 2009. At March 31, 2009 there were no outstanding borrowings under this credit facility, and $39.4 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum EBITDA. At March 31, 2009, we were not in compliance with the EBITDA restrictive covenant; however, we have received a waiver from the bank pertaining to such non-compliance.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of March 31, 2009. The following table summarizes, as of March 31, 2009, the total amount of future payments due in various future periods:

	Payments Due by Period (in thousands)
	Total	Apr. 1 – Dec. 31, 2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$32,471	$3,808	$4,742	$4,450	$3,790	$2,921	$12,760
Capital lease obligations	75	59	16	—	—	—	—
Professional athlete sponsorships	15,393	5,179	4,315	1,787	1,340	800	1,972
Contractual letters of credit	571	510	61	—	—	—	—

Total	$48,510	$9,556	$9,134	$6,237	$5,130	$3,721	$14,732

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

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five-year period ending March 31, 2014, is approximately $4.2 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

Seasonality

Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts, t-shirts and sunglasses) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets, outerwear and goggles) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. Our business in Europe is extremely seasonal with revenues concentrated primarily in the first and third quarters, shipment of low margin samples concentrated in the second and fourth quarters, and a relatively steady pace of selling, general and administrative expenses throughout the year. As 2008 was the first year that our European business was fully operational throughout the entire year, we may experience a shift in our historical revenue, gross profit and operating income trends. During the two-year period ended December 31, 2008, approximately 57% of our revenues, 55% of our gross profit and 62% of our operating income (excluding non-cash impairment charges) were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

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

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 16% of our product revenues in 2008 and approximately 12% of our product revenues for the three months ended March 31, 2009. No other customer accounted for more than 10% of our product revenues in 2009 or 2008.

Sales to Pacific Sunwear increased 21.8%, or $1.5 million, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear when compared to 2008. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2008, we contracted for the manufacture of our products with approximately 49 foreign manufacturers. We also contract with several domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 18% and 14%, respectively, of our product costs in 2008, and approximately 14% and 23%, respectively, of our product costs for the three months ended March 31, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position, or FSP, FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on our results of operations, financial position, and cash flows.

In April 2009, the FASB has issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly; and (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. This FSP applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” We are currently evaluating the impact, if any, that the adoption of FSP FAS 157-4 will have on our results of operations, financial position, and cash flows.

In April 2009, the FASB has issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities; (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired; (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and (vi) requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. We are currently evaluating the impact, if any, that the adoption of FSP FAS 115-2 and FAS 124-2 will have on our results of operations, financial position, and cash flows.

In April 2009, the FASB has issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB 28-1 will have on our results of operations, financial position, and cash flows.

In April 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting - Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that the adoption of SAB 111 will have on our results of operations, financial position, and cash flows.

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

A portion of our domestic sales are made in Canadian dollars. Sales in Canada accounted for approximately 9.6% of our product revenues in 2008 and approximately 10.1% of our product revenues for the three months ended March 31, 2009. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position. However, recent foreign currency market volatility may continue whereby the Canadian dollar has weakened by more than 10% compared to the U.S. dollar. Based on the balance of Canadian dollar receivables of $6.1 million at March 31, 2009, an assumed 10%, 15% and 20% strengthening of the U.S. dollar would result in foreign currency losses of $0.6 million, $0.9 million and $1.2 million, respectively.

During 2008, we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases (forward currency exchange contracts) as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. All of our forward currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of March 31, 2009, there were no outstanding hedged forecasted transactions.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at March 31, 2009. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at March 31, 2009) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2008, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Form 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 16% of our product revenues in 2008 and approximately 12% of our product revenues for the three months ended March 31, 2009. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear increased 7%, or $3.4 million, for 2008 compared to 2007, and increased 22%, or $1.5 million, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended March 31, 2009.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.

Date: May 11, 2009	/s/ Douglas P. Collier
Douglas P. Collier Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)