Form 10-Q
period 2009-06-30
Volcom Inc
filed 2009-08-10
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, there were 24,374,362 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$51,244	$79,613
Short-term investments	44,933	—
Accounts receivable — net of allowances of $8,390 (2009) and $6,998 (2008)	48,487	60,914
Inventories	30,160	27,086
Prepaid expenses and other current assets	3,509	2,596
Income taxes receivable	4,037	3,309
Deferred income taxes	5,275	4,947

Total current assets	187,645	178,465

Property and equipment — net	25,852	26,716
Investments in unconsolidated investees	330	330
Deferred income taxes	4,026	4,028
Intangible assets — net	10,575	10,578
Goodwill	629	665
Other assets	762	841

Total assets	$229,819	$221,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,875	$15,291
Accrued expenses and other current liabilities	12,213	12,027
Current portion of capital lease obligations	62	71

Total current liabilities	30,150	27,389

Long-term capital lease obligations	1	23
Other long-term liabilities	347	414
Income taxes payable — noncurrent	96	94
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,374,362 (2009 and 2008) shares issued and outstanding	24	24
Additional paid-in capital	91,103	90,456
Retained earnings	107,026	101,935
Accumulated other comprehensive income	1,072	1,288

Total stockholders’ equity	199,225	193,703

Total liabilities and stockholders’ equity	$229,819	$221,623

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$53,804	$71,917	$121,748	$151,904
Licensing revenues	412	539	787	1,106

Total revenues	54,216	72,456	122,535	153,010
Cost of goods sold	27,862	37,690	61,799	76,069

Gross profit	26,354	34,766	60,736	76,941
Selling, general and administrative expenses	25,850	27,903	53,884	55,680

Operating income	504	6,863	6,852	21,261
Other income:
Interest income, net	69	254	101	723
Foreign currency gain	651	180	769	23

Total other income	720	434	870	746

Income before provision for income taxes	1,224	7,297	7,722	22,007
Provision for income taxes	352	2,451	2,631	7,821

Net income	$872	$4,846	$5,091	$14,186

Net income per share:
Basic	$0.04	$0.20	$0.21	$0.58
Diluted	$0.04	$0.20	$0.21	$0.58
Weighted average shares outstanding:
Basic	24,350,071	24,333,482	24,348,972	24,329,771
Diluted	24,361,971	24,387,605	24,359,564	24,359,323

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,091	$14,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,496	3,449
Provision for doubtful accounts	2,527	816
Excess tax benefits related to exercise of stock options	—	(28)
Loss on disposal of property and equipment	3	27
Stock-based compensation	672	494
Deferred income taxes	(318)	(175)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,638	1,443
Inventories	(2,922)	(11,614)
Prepaid expenses and other current assets	(936)	(946)
Income taxes receivable/payable	(724)	(971)
Other assets	68	63
Accounts payable	2,715	1,910
Accrued expenses and other current liabilities	42	(2,709)
Other long-term liabilities	(63)	(150)

Net cash provided by operating activities	16,289	5,795

Cash flows from investing activities:
Purchase of property and equipment	(1,717)	(3,248)
Business acquisitions, net of cash acquired	(824)	(26,864)
Purchase of intangible assets	—	(306)
Purchase of short-term investments	(44,933)	(286)
Sale of short-term investments	—	286
Purchase of additional shares in cost method investee	—	(32)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(47,472)	(30,450)

Cash flows from financing activities:
Principal payments on capital lease obligations	(37)	(77)
Cash received from government grants	—	473
Proceeds from exercise of stock options	—	219
Excess tax benefits related to exercise of stock options	—	28

Net cash (used in)/provided by financing activities	(37)	643

Effect of exchange rate changes on cash	2,851	1,639

Net decrease in cash and cash equivalents	(28,369)	(22,373)
Cash and cash equivalents — Beginning of period	79,613	92,962

Cash and cash equivalents — End of period	$51,244	$70,589

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$29
Income taxes	$3,854	$8,977

Supplemental disclosures of noncash investing and financing activities:

At June 30, 2009 and 2008, the Company accrued for $104,000 and $93,000 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Subsequent events — The Company evaluates subsequent events through the date that the financial statements are issued. For the quarterly period ended June 30, 2009, the Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on August 10, 2009.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) [Accounting Standards Codification (“ASC”) 718]. SFAS No. 123(R) requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. The Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. The expected option term is estimated based upon historical data on employee exercises and management’s expectation of exercise behavior. For options granted concurrently with the Company’s initial public offering of common stock, the expected volatility of the Company’s stock price was based upon the historical volatility of similar entities whose share prices were publicly available. For options granted subsequent to the Company’s offering, expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.

During the six months ended June 30, 2009 and 2008, the Company recognized approximately $672,000, or $444,000 net of tax, and $494,000, or $319,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of June 30, 2009, there were 2,923,142 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

In May 2009, the Company’s Board of Directors approved the grant of 670,000 options to purchase the Company’s common stock. The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock option vesting periods range from one to five years from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life ranging from 1.0 to 6.5 years; volatility ranging from 69.7% to 90.7%; risk-free interest rate ranging from 0.53% to 3.22%; and no dividends during the expected term.

A summary of the Company’s stock option activity under the Incentive Plan for the six months ended June 30, 2009 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2009	437,558	$19.67
Granted	670,000	14.46
Exercised	—	—
Canceled or forfeited	—	—

Outstanding at June 30, 2009	1,107,558	$16.52	8.4 years

Exercisable at June 30, 2009	369,658	$19.80	6.1 years

As of June 30, 2009, there was unrecognized compensation expense of $6.2 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.2 years. The aggregate intrinsic value of options exercised during each of the six months ended June 30, 2009 and 2008 was zero. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2009 was zero, as the Company’s share price at June 30, 2009 was below the exercise price of all options outstanding and exercisable.

Additional information regarding stock options outstanding as of June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$13.43	8,000	9.9	$13.43	—	—
$14.47	662,000	9.9	$14.47	—	—
$19.00	417,558	6.0	$19.00	349,658	$19.00
$25.42	10,000	8.9	$25.42	10,000	$25.42
$42.07	10,000	7.9	$42.07	10,000	$42.07

As of June 30, 2009, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,067,004, which had a weighted-average exercise price of $16.58. The weighted-average remaining life of these options was 8.3 years and the aggregate intrinsic value was zero at June 30, 2009, as the Company’s share price was below the exercise price of the options.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $66,000 was amortized to expense during each of the six month periods ended June 30, 2009 and 2008.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $41,000 was amortized to expense during each of the six month periods ended June 30, 2009 and 2008.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $25,000 and $8,000 was amortized to expense during the six month periods ended June 30, 2009 and 2008, respectively.

Restricted stock activity for the six months ended June 30, 2009 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2009	27,000	$28.20
Granted	—	—
Vested	(3,500)	$29.38
Canceled or forfeited	—	—

Unvested restricted stock at June 30, 2009	23,500	$28.02

As of June 30, 2009, there was unrecognized compensation expense of $485,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.0 years.

Note 3 — New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles [ASC 105]. The ASC is expected to become the single source of authoritative GAAP in the United States. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance levels. The ASC eliminates this hierarchy and replaces current GAAP with just two levels of literature: authoritative and nonauthoritative. The ASC is effective as of July 1, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events [ASC 855]. The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the period ended June 30, 2009.

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

The results of operations for the acquisition are included in the Condensed Consolidated Statements of Operations from the acquisition date. Assuming the acquisition had occurred as of the beginning of the six months ended June 30, 2008, proforma consolidated results would be as follows:

Six Months Ended June 30, 2008
(In thousands, except per share data)
Proforma consolidated total revenues	$153,313
Proforma consolidated net income	$13,480
Proforma diluted earnings per share	$0.55

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

Note 5 — Inventories

Inventories are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$27,836	$25,277
Work-in-process	449	269
Raw materials	1,875	1,540

	$30,160	$27,086

Note 6 — Property and Equipment

Property and equipment are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Furniture and fixtures	$7,671	$6,714
Office equipment	2,719	2,666
Computer equipment	6,547	6,405
Leasehold improvements	10,041	9,608
Building	7,531	7,215
Land	4,723	4,723
Construction in progress	131	225

	39,363	37,556
Less accumulated depreciation	(13,511)	(10,840)

Property and equipment — net	$25,852	$26,716

Note 7 — Intangible Assets and Goodwill

Intangible assets are as follows:

	As of June 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$7,164	$3,451	$6,363	$2,649
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	562	—	564	—

	$14,026	$3,451	$13,227	$2,649

In 2008, as part of the Company’s annual impairment test in accordance with SFAS No. 142, Goodwill and Intangible Assets [ASC 350], it was determined that the goodwill and non-amortizing intangible assets associated with the 2008 acquisitions of Electric and Laguna Surf & Sport were impaired, as the carrying amount of the reporting units, including goodwill, exceeded the fair value of the reporting units. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Electric segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values have been affected by the recent macro-economic conditions, contributing to the estimated decline in value. Additionally, certain amortizing intangible assets associated with these acquisitions were determined to be impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets [ASC 360]. Total impairment charges of $16.2 million were incurred for the year ended December 31, 2008 and relate to $6.5 million for goodwill and non-amortizing intangible assets and $9.7 million for amortizing intangible assets.

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the six months ended June 30, 2009 and 2008, was approximately $804,000 and $1.2 million, respectively. The Company’s annual amortization expense is estimated to be approximately $1.1 million, $590,000, $495,000, $434,000 and $384,000 in the fiscal years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Note 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Payroll and related accruals	$3,759	$5,045
Deferred rent	939	649
Other	7,515	6,333

	$12,213	$12,027

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

Note 10 — Earnings Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as amended by SFAS No. 123(R) (“SFAS No. 128”) [ASC 260]. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share data)		(In thousands, except share data)
Numerator — Net income	$872	$4,846	$5,091	$14,186

Denominator: Weighted average common stock outstanding for basic earnings per share	24,350,071	24,333,482	24,348,972	24,329,771
Effect of dilutive securities:
Stock options and restricted stock	11,900	54,123	10,592	29,552

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,361,971	24,387,605	24,359,564	24,359,323

For the three and six months ended June 30, 2009, 1,107,558 stock options were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

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

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Total revenues:
United States	$43,650	$60,175
Europe	5,886	5,910
Electric	4,680	6,371

Consolidated	$54,216	$72,456

Gross profit:
United States	$21,249	$27,747
Europe	2,634	3,401
Electric	2,471	3,618

Consolidated	$26,354	$34,766

Operating income (loss):
United States	$3,313	$9,199
Europe	(2,215)	(2,247)
Electric	(594)	(89)

Consolidated	$504	$6,863

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Total revenues:
United States	$86,070	$109,400
Europe	27,564	31,063
Electric	8,901	12,547

Consolidated	$122,535	$153,010

Gross profit:
United States	$41,523	$51,654
Europe	14,442	18,070
Electric	4,771	7,217

Consolidated	$60,736	$76,941

Operating income (loss):
United States	$4,784	$14,178
Europe	3,577	6,792
Electric	(1,509)	291

Consolidated	$6,852	$21,261

	June 30,
	2009	2008
	(In thousands)
Identifiable assets:
United States	$152,017	$127,848
Europe	56,382	61,866
Electric	21,420	39,676

Consolidated	$229,819	$229,390

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Mens	$27,916	$39,136	$63,600	$79,953
Girls	13,602	17,592	30,417	37,459
Snow	411	87	755	395
Boys	4,444	5,451	8,734	10,189
Footwear	997	1,080	3,439	4,438
Girls swim	1,224	1,685	4,792	5,743
Electric	4,680	6,372	8,901	12,546
Other	530	514	1,110	1,181

Subtotal product categories	53,804	71,917	121,748	151,904
Licensing revenues	412	539	787	1,106

Total revenues	$54,216	$72,456	$122,535	$153,010

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
United States	$33,661	$51,514	$64,921	$90,837
Canada	6,817	6,809	13,653	15,301
Asia Pacific	3,666	2,866	8,113	5,136
Europe	6,594	6,934	29,292	33,805
Other	3,066	3,794	5,769	6,825

	$53,804	$71,917	$121,748	$151,904

During the three months ended June 30, 2009 and 2008, approximately 17% and 22%, respectively, of product revenues were attributable to one customer. During the six months ended June 30, 2009 and 2008, approximately 14% and 15%, respectively, of product revenues were attributable to one customer.

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

In Australia, Indonesia, South Africa, Brazil and Argentina, we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify design and quality standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories.

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

Our revenues increased from $113.2 million in 2004 to $334.3 million in 2008. Our revenues were $122.5 million for the six months ended June 30, 2009, a decrease of $30.5 million, or 19.9%, compared to $153.0 million for the six months ended June 30, 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Sales to Pacific Sunwear decreased 23.7%, or $5.4 million, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

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

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, our selling, general and administrative expenses have increased from 27.0% in 2004 to 33.6% in 2008. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, this increase is due to approximately $2.3 million of non-cash amortization of intangible assets associated with the 2008 acquisitions of Electric, Laguna Surf & Sport and our Japanese distributor. Our selling, general and administrative expenses have decreased on an absolute dollar basis from $55.7 million for the six months ended June 30, 2008 to $53.9 million for the six months ended June 30, 2009. This decrease in absolute dollars was due primarily to our company-wide expense reduction initiatives. Our selling, general and administrative expenses as a percentage of revenues have increased from 36.4% for the six months ended June 30, 2008 to 44.0% for the six months ended June 30, 2009. This increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, additional bad debt write-offs and incremental expenses associated with our additional retail stores.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets, or SFAS No. 142 [Accounting Standards Codification, or ASC, 350]. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. As required by SFAS No. 142, we evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses are reflected in operating income. In 2008, the Company recorded an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

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

Income Taxes

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48 [ASC 740], prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R) [ASC 718]. SFAS No. 123(R) requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Foreign Currency Translation

We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. We have not historically entered into foreign currency exchange contracts to hedge this risk, however during 2008 and 2009, we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

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

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. Beginning in January 2008, we added the full product line from Electric, which includes sunglasses, goggles, soft goods and other accessories sold under the Electric brand name. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on Volcom product sales by our international licensees in Australia, Indonesia, South Africa, Brazil and Argentina.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.4	52.0	50.4	49.7

Gross profit	48.6	48.0	49.6	50.3
Selling, general and administrative expenses	47.7	38.5	44.0	36.4

Operating income	0.9	9.5	5.6	13.9
Other income	1.3	0.6	0.7	0.5

Income before provision for income taxes	2.2	10.1	6.3	14.4
Provision for income taxes	0.6	3.4	2.1	5.1

Net income	1.6%	6.7%	4.2%	9.3%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Consolidated revenues were $54.2 million for the three months ended June 30, 2009, a decrease of $18.3 million, or 25.2%, compared to $72.5 million for the three months ended June 30, 2008. Revenues from our five largest customers were $15.6 million for the three months ended June 30, 2009, a decrease of $11.9 million, or 43.3%, compared to $27.5 million for the three months ended June 30, 2008. Excluding revenues from Pacific Sunwear, which decreased $6.8 million, or 43.4%, to $8.9 million, total revenues from our remaining five largest customers decreased $5.1 million, or 43.1%, to $6.6 million for the three months ended June 30, 2009 from $11.7 million for the three months ended June 30, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Consolidated product revenues were $53.8 million for the three months ended June 30, 2009, a decrease of $18.1 million, or 25.2%, compared to $71.9 million for the three months ended June 30, 2008. Revenues from men’s products decreased $11.2 million, or 28.7%, to $27.9 million for the three months ended June 30, 2009 compared to $39.1 million for the three months ended June 30, 2008. Revenues from girls’ products decreased $4.0 million, or 22.7%, to $13.6 million for the three months ended June 30, 2009 compared to $17.6 million for the three months ended June 30, 2008. Revenues from boys’ products, which include our line of kids clothing for young boys ages 4 to 7, decreased $1.1 million, or 18.5%, to $4.4 million for the three months ended June 30, 2009 compared to $5.5 million for the three months ended June 30, 2008.

Revenues from girls swim products decreased $0.5 million, or 27.4%, to $1.2 million for the three months ended June 30, 2009 compared to $1.7 million for the three months ended June 30, 2008. Revenues from our Electric subsidiary decreased $1.7 million, or 26.5%, to $4.7 million for the three months ended June 30, 2009 compared to $6.4 million for the three months ended June 30, 2008.

Licensing revenues decreased 23.4% to $0.4 million for the three months ended June 30, 2009 from $0.5 million for the three months ended June 30, 2008.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $33.7 million, or 62.6% of our product revenues, for the three months ended June 30, 2009, compared to $51.5 million, or 71.6% of our product revenues, for the three months ended June 30, 2008. Product revenues in Europe were $6.6 million, or 12.3% of our product revenues, for the three months ended June 30, 2009, compared to $6.9 million, or 9.6% of our product revenues, for the three months ended June 30, 2008. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $13.5 million, or 25.1% of our product revenues, for the three months ended June 30, 2009 compared to $13.5 million, or 18.8% of our product revenues, for the three months ended June 30, 2008.

Gross Profit

Consolidated gross profit decreased $8.4 million, or 24.2%, to $26.4 million for the three months ended June 30, 2009 compared to $34.8 million for the three months ended June 30, 2008. Gross profit as a percentage of revenues, or gross margin, increased 60 basis points to 48.6% for the three months ended June 30, 2009 compared to 48.0% for the three months ended June 30, 2008. Consolidated gross margin related specifically to product revenues increased 60 basis points to 48.2% for the three months ended June 30, 2009 compared to 47.6% for the three months ended June 30, 2008. Gross margin on product from the U.S. segment increased 260 basis points to 48.2% for the three months ended June 30, 2009 compared to 45.6% for the three months ended June 30, 2008. This increase is primarily due to limited discounting, despite the poor economic environment, combined with a reduction in season-end liquidation sales. Gross margin from the European segment decreased 1,280 basis points to 44.8% for the three months ended June 30, 2009 compared to 57.6% for the three months ended June 30, 2008, primarily due to currency fluctuations related to the strengthening of the U.S. dollar to the Euro, and to lesser extent, the continued weakening of the UK pound compared to the Euro. Further, some additional discounts were granted during the three months ended June 30, 2009 due to the difficult retail environment. Gross margin from the Electric segment decreased 400 basis points to 52.8% for the three months ended June 30, 2009 compared to 56.8% for the three months ended June 30, 2008 primarily due to higher inventory liquidation and the more promotional selling environment during the three months ended June 30, 2009.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $2.0 million, or 7.4%, to $25.9 million for the three months ended June 30, 2009 compared to $27.9 million for the three months ended June 30, 2008. The decrease in absolute dollars was due primarily to our company-wide expense reduction initiatives, which resulted in decreased marketing and advertising expenses of $1.1 million and decreased payroll and payroll related expenses of $0.9 million. In addition, we had decreased commissions expense of $0.9 million associated with a decrease in revenues between periods and decreased amortization expense of $0.3 million associated with the impairment of amortizing intangible assets during the fourth quarter of 2008. These decreases were offset by an increase in selling, general and administrative expenses due to incremental expenses of $1.4 million associated with our recently acquired Japanese distributor, and increased bad debt expense of $0.7 million. The net decrease in various other expense categories was $0.9 million. Selling, general and administrative expenses as a percentage of revenue increased 920 basis points to 47.7% for the three months ended June 30, 2009 compared to 38.5% for the three months ended June 30, 2008. This increase was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, additional bad debt write-offs and incremental expenses associated with our additional retail stores.

Operating Income

As a result of the factors above, operating income for the three months ended June 30, 2009 decreased $6.4 million to $0.5 million compared to $6.9 million for the three months ended June 30, 2008. Operating income as a percentage of revenue decreased to 0.9% for the three months ended June 30, 2009 from 9.5% for the three months ended June 30, 2008.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended June 30, 2009 and 2008 was $0.1 million and $0.3 million, respectively. The decrease in interest income is due to lower returns on our cash and cash equivalents and short-term investments. Foreign currency gain increased to $0.7 million for the three months ended June 30, 2009 compared to $0.2 million for the three months ended June 30, 2008 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended June 30, 2009 using an estimated effective annual tax rate of 34.0% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $2.1 million to $0.4 million for the three months ended June 30, 2009 compared to $2.5 million for the three months ended June 30, 2008.

Net Income

As a result of the factors above, net income decreased $3.9 million, or 82.0%, to $0.9 million for the three months ended June 30, 2009 from $4.8 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Consolidated revenues were $122.5 million for the six months ended June 30, 2009, a decrease of $30.5 million, or 19.9%, compared to $153.0 million for the six months ended June 30, 2008. Revenues from our five largest customers were $29.5 million for the six months ended June 30, 2009, a decrease of $13.8 million, or 32.0%, compared to $43.3 million for the six months ended June 30, 2008. Excluding revenues from Pacific Sunwear, which decreased $5.4 million, or 23.7%, to $17.3 million, total revenues from our remaining five largest customers decreased $8.5 million, or 41.2%, to $12.1 million for the six months ended June 30, 2009 from $20.6 million for the six months ended June 30, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Consolidated product revenues were $121.8 million for the six months ended June 30, 2009, a decrease of $30.1 million, or 19.9%, compared to $151.9 million for the six months ended June 30, 2008. Revenues from men’s products decreased $16.4 million, or 20.5%, to $63.6 million for the six months ended June 30, 2009 compared to $80.0 million for the six months ended June 30, 2008. Revenues from girls’ products decreased $7.1 million, or 18.8%, to $30.4 million for the six months ended June 30, 2009 compared to $37.5 million for the six months ended June 30, 2008. Revenues from boys’ products, which include our line of kids clothing for young boys ages 4 to 7, decreased $1.5 million, or 14.3%, to $8.7 million for the six months ended June 30, 2009 compared to $10.2 million for the six months ended June 30, 2008. Revenues from footwear products decreased $1.0 million, or 22.5%, to $3.4 million for the six months ended June 30, 2009 compared to $4.4 million for the six months ended June 30, 2008. Revenues from girls swim products decreased $0.9 million, or 16.6%, to $4.8 million for the six months ended June 30, 2009 compared to $5.7 million for the six months ended June 30, 2008. Revenues from our Electric subsidiary decreased $3.6 million, or 29.1%, to $8.9 million for the six months ended June 30, 2009 compared to $12.5 million for the six months ended June 30, 2008.

Licensing revenues decreased 28.8% to $0.8 million for the six months ended June 30, 2009 from $1.1 million for the six months ended June 30, 2008.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $64.9 million, or 53.3% of our product revenues, for the six months ended June 30, 2009, compared to $90.8 million, or 59.8% of our product revenues, for the six months ended June 30, 2008. Product revenues in Europe were $29.3 million, or 24.1% of our product revenues, for the six months ended June 30, 2009, compared to $33.8 million, or 22.3% of our product revenues, for the six months ended June 30, 2008. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $27.6 million, or 22.6% of our product revenues, for the six months ended June 30, 2009 compared to $27.3 million, or 17.9% of our product revenues, for the six months ended June 30, 2008.

Gross Profit

Consolidated gross profit decreased $16.2 million, or 21.1%, to $60.7 million for the six months ended June 30, 2009 compared to $76.9 million for the six months ended June 30, 2008. Gross profit as a percentage of revenues, or gross margin, decreased 70 basis points to 49.6% for the six months ended June 30, 2009 compared to 50.3% for the six months ended June 30, 2008. Consolidated gross margin related specifically to product revenues decreased 70 basis points to 49.2% for the six months ended June 30, 2009 compared to 49.9% for the six months ended June 30, 2008. Gross margin on product from the U.S. segment increased 110 basis points to 47.8% for the six months ended June 30, 2009 compared to 46.7% for the six months ended June 30, 2008. This increase is primarily due to limited discounting, despite the poor economic environment, combined with a reduction in season-end liquidation sales. Gross margin from the European segment decreased 580 basis points to 52.4% for the six months ended June 30, 2009 compared to 58.2% for the six months ended June 30, 2008, primarily due to currency fluctuations related to the strengthening of the U.S. dollar to the Euro, and to lesser extent, the continued weakening of the UK pound compared to the Euro. Further, some additional discounts were granted during the six months ended June 30, 2009 due to the difficult retail environment. Gross margin from the Electric segment decreased 390 basis points to 53.6% for the six months ended June 30, 2009 compared to 57.5% for the six months ended June 30, 2008 primarily due to higher inventory liquidation and the more promotional selling environment during the six months ended June 30, 2009.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $1.8 million, or 3.2%, to $53.9 million for the six months ended June 30, 2009 compared to $55.7 million for the six months ended June 30, 2008. The decrease in absolute dollars was due primarily to our company-wide expense reduction initiatives, which resulted in decreased marketing and advertising expenses of $1.9 million and decreased payroll and payroll related expenses of $1.0 million. In addition, we had decreased commissions expense of $1.9 million associated with a decrease in revenues between periods and decreased amortization expense of $0.8 million associated with the impairment of amortizing intangible assets during the fourth quarter of 2008. These decreases were offset by an increase in selling, general and administrative expenses due to incremental expenses of $2.9 million associated with our recently acquired Japanese distributor, and increased bad debt expense of $1.7 million. The net decrease in various other expense categories was $0.8 million. Selling, general and administrative expenses as a percentage of revenue increased 760 basis points to 44.0% for the six months ended June 30, 2009 compared to 36.4% for the six months ended June 30, 2008. This increase was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, additional bad debt write-offs and incremental expenses associated with our additional retail stores.

Operating Income

As a result of the factors above, operating income for the six months ended June 30, 2009 decreased $14.4 million to $6.9 million compared to $21.3 million for the six months ended June 30, 2008. Operating income as a percentage of revenue decreased to 5.6% for the six months ended June 30, 2009 from 13.9% for the six months ended June 30, 2008.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the six months ended June 30, 2009 and 2008 was $0.1 million and $0.7 million, respectively. The decrease in interest income is due to lower returns on our cash and cash equivalents and short-term investments. Foreign currency gain increased to $0.8 million for the six months ended June 30, 2009 compared to $23,000 for the six months ended June 30, 2008 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the six months ended June 30, 2009 using an estimated effective annual tax rate of 34.0% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $5.2 million to $2.6 million for the six months ended June 30, 2009 compared to $7.8 million for the six months ended June 30, 2008.

Net Income

As a result of the factors above, net income decreased $9.1 million, or 64.1%, to $5.1 million for the six months ended June 30, 2009 from $14.2 million for the six months ended June 30, 2008.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash and cash equivalents at beginning of period	$79,613	$92,962
Cash flow from operating activities	16,289	5,795
Cash flow from investing activities	(47,472)	(30,450)
Cash flow from financing activities	(37)	643
Effect of exchange rate on cash	2,851	1,639

Cash and cash equivalents at end of period	$51,244	$70,589

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the six months ended June 30, 2009 and 2008, cash from operating activities was $16.3 million and $5.8 million, respectively. The $10.5 million increase in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$8,692

Increase in cash flows from inventories due to less inventory growth between periods as we have adjusted inventory levels accordingly to reflect the current economic environment. Inventories at June 30, 2009 are approximately 18% lower than inventory levels at June 30, 2008.

5,195	Increase in cash flows from accounts receivable due to the timing of sales and collections
3,556	Increase in cash flows from accrued expenses and accounts payable due to the timing of payments between periods
1,964	Increase in non-cash depreciation and amortization, provision for doubtful accounts, tax benefits related to stock option exercises, and stock-based compensation
(9,095)	Decrease in net income
182	Net increase in cash flows from all other operating activities

$10,494	Total

Cash used in investing activities was $47.5 million and $30.5 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the cash used in investing activities was primarily due to the purchase of short-term investments of $44.9 million and $0.8 million spent on the acquisition of our UK distributor. During the six months ended June 30, 2008, the cash used in investing activities was primarily due to the $26.9 million spent on the acquisition of Electric, net of cash acquired. Capital expenditures during the six months ended June 30, 2009 and 2008 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash used in financing activities was $37,000 for the six months ended June 30, 2009 compared to cash provided by activities of $0.6 million for the six months ended June 30, 2008. Cash from financing activities is primarily due to cash received from government grants, principal payments on capital lease obligations and the proceeds and excess tax benefits related to the exercise of stock options.

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

Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at June 30, 2009) or LIBOR plus 1.25%. Under this credit facility, we had $1.6 million outstanding in letters of credit at June 30, 2009. At June 30, 2009 there were no outstanding borrowings under this credit facility, and $38.4 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum EBITDA. At June 30, 2009, we were not in compliance with the EBITDA restrictive covenant; however, we have received a waiver from the bank pertaining to such non-compliance.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of June 30, 2009. The following table summarizes, as of June 30, 2009, the total amount of future payments due in various future periods:

	Payments Due by Period (in thousands)
	Total	Jul. 1 – Dec. 31, 2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$32,156	$2,537	$4,933	$4,565	$3,904	$3,036	$13,181
Capital lease obligations	65	40	25	—	—	—	—
Professional athlete sponsorships	14,779	3,790	4,500	1,982	1,530	1,005	1,972
Contractual letters of credit	1,644	510	1,134	—	—	—	—

Total	$48,644	$6,877	$10,592	$6,547	$5,434	$4,041	$15,153

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

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five-year period ending June 30, 2014, is approximately $4.2 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

Our contractual letters of credit typically have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

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

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 16% of our product revenues in 2008 and approximately 14% of our product revenues for the six months ended June 30, 2009. No other customer accounted for more than 10% of our product revenues in 2009 or 2008.

Sales to Pacific Sunwear decreased 23.7%, or $5.4 million, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear when compared to 2008. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2008, we contracted for the manufacture of our products with approximately 49 foreign manufacturers. We also contract with several domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 18% and 14%, respectively, of our product costs in 2008, and approximately 17% and 19%, respectively, of our product costs for the six months ended June 30, 2009.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

A portion of our domestic sales are made in Canadian dollars. Sales in Canada accounted for approximately 9.6% of our product revenues in 2008 and approximately 11.2% of our product revenues for the six months ended June 30, 2009. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position. However, recent foreign currency market volatility may continue whereby the Canadian dollar has weakened by more than 10% compared to the U.S. dollar. Based on the balance of Canadian dollar receivables of $6.3 million at June 30, 2009, an assumed 10%, 15% and 20% strengthening of the U.S. dollar would result in foreign currency losses of $0.6 million, $0.9 million and $1.3 million, respectively.

During 2008 and 2009, we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases (forward currency exchange contracts) as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. All of our forward currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of June 30, 2009, we were hedging forecasted transactions expected to occur through September 2009. Assuming exchange rates at June 30, 2009 remain constant, $0.1 million of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the third quarter of 2009.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at June 30, 2009. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at June 30, 2009) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2008, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2009. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 16% of our product revenues in 2008 and approximately 14% of our product revenues for the six months ended June 30, 2009. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear increased 7%, or $3.4 million, for 2008 compared to 2007, and decreased 24%, or $5.4 million, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We currently expect a decrease in 2009 revenue from Pacific Sunwear compared to 2008. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 5, 2009 to vote on three proposals. At our Annual Meeting, there were present in person or by proxy 22,579,618 votes representing 92.6% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. Re-election of Directors

Each of the seven incumbent members of our Board of Directors – Douglas S. Ingram, Anthony M. Palma, Joseph B. Tyson, Carl W. Womack, René R. Woolcott, Richard R. Woolcott and Kevin G. Wulff – was re-elected to serve on the Board until the next annual meeting of stockholders and/or until his or her successor is duly elected and qualified. The following are the voting results for the re-election:

Director Name	For	Withheld
Douglas S. Ingram	22,456,680	122,938
Anthony M. Palma	22,451,763	127,855
Joseph B. Tyson	22,461,393	118,225
Carl W. Womack	22,452,649	126,969
René R. Woolcott	22,438,381	141,237
Richard R. Woolcott	22,251,310	328,308
Kevin G. Wulff	22,454,570	125,048

2. Re-Approve the Amended and Restated 2005 Incentive Award Plan

The stockholders re-approved our Amended and Restated 2005 Incentive Award. The following are the voting results:

For	Against	Abstain	Non-Votes
14,401,356	356,828	941,497	6,879,937

3. Ratification of Appointment of Deloitte & Touche LLP

The stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain
22,542,904	25,284	11,430

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.

Date: August 10, 2009	/s/ Douglas P. Collier
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