Form 10-Q
period 2009-09-30
Volcom Inc
filed 2009-11-09
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a Smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2009, there were 24,374,362 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$59,329	$79,613
Short-term investments	39,989	—
Accounts receivable — net of allowances of $8,351 (2009) and $6,998 (2008)	69,752	60,914
Inventories	22,425	27,086
Prepaid expenses and other current assets	3,021	2,596
Income taxes receivable	—	3,309
Deferred income taxes	5,908	4,947

Total current assets	200,424	178,465

Property and equipment — net	26,525	26,716
Investments in unconsolidated investees	330	330
Deferred income taxes	4,024	4,028
Intangible assets — net	10,520	10,578
Goodwill	668	665
Other assets	820	841

Total assets	$243,311	$221,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,835	$15,291
Accrued expenses and other current liabilities	13,436	12,027
Income taxes payable	3,479	—
Current portion of capital lease obligations	35	71

Total current liabilities	26,785	27,389

Long-term capital lease obligations	—	23
Other long-term liabilities	327	414
Income taxes payable — noncurrent	70	94
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,374,362 (2009 and 2008) shares issued and outstanding	24	24
Additional paid-in capital	91,641	90,456
Retained earnings	120,283	101,935
Accumulated other comprehensive income	4,181	1,288

Total stockholders’ equity	216,129	193,703

Total liabilities and stockholders’ equity	$243,311	$221,623

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$93,356	$111,124	$215,103	$263,027
Licensing revenues	560	545	1,348	1,651

Total revenues	93,916	111,669	216,451	264,678
Cost of goods sold	45,433	56,458	107,232	132,527

Gross profit	48,483	55,211	109,219	132,151
Selling, general and administrative expenses	28,825	30,305	82,710	85,985

Operating income	19,658	24,906	26,509	46,166
Other income:
Interest income, net	127	162	229	886
Foreign currency gain (loss)	222	(70)	991	(47)

Total other income	349	92	1,220	839

Income before provision for income taxes	20,007	24,998	27,729	47,005
Provision for income taxes	6,750	8,726	9,381	16,547

Net income	$13,257	$16,272	$18,348	$30,458

Net income per share:
Basic	$0.54	$0.67	$0.75	$1.25
Diluted	$0.54	$0.67	$0.75	$1.25
Weighted average shares outstanding:
Basic	24,354,208	24,344,584	24,350,725	24,334,743
Diluted	24,367,464	24,357,539	24,361,034	24,358,762

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$18,348	$30,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,034	5,280
Provision for doubtful accounts	2,434	1,056
Excess tax benefits related to exercise of stock options	—	(34)
Loss on disposal of property and equipment	3	18
Stock-based compensation	1,246	739
Deferred income taxes	(963)	(137)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(13,574)	(21,375)
Inventories	5,032	(1,054)
Prepaid expenses and other current assets	(407)	(534)
Income taxes receivable/payable	6,683	3,112
Other assets	31	55
Accounts payable	(5,445)	(4,476)
Accrued expenses and other current liabilities	1,040	887
Other long-term liabilities	(96)	(184)

Net cash provided by operating activities	19,366	13,811

Cash flows from investing activities:
Purchase of property and equipment	(3,406)	(4,498)
Business acquisitions, net of cash acquired	(897)	(28,892)
Purchase of intangible assets	—	(305)
Purchase of short-term investments	(64,933)	(284)
Sale of short-term investments	24,944	284
Purchase of additional shares in cost method investee	—	(32)
Proceeds from sale of property and equipment	6	—

Net cash used in investing activities	(44,286)	(33,727)

Cash flows from financing activities:
Principal payments on capital lease obligations	(65)	(108)
Cash received from government grants	—	470
Proceeds from exercise of stock options	—	273
Excess tax benefits related to exercise of stock options	—	34

Net cash (used in)/provided by financing activities	(65)	669

Effect of exchange rate changes on cash	4,701	(391)

Net decrease in cash and cash equivalents	(20,284)	(19,638)
Cash and cash equivalents — Beginning of period	79,613	92,962

Cash and cash equivalents — End of period	$59,329	$73,324

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$80
Income taxes	$3,945	$12,959

Supplemental disclosures of noncash investing and financing activities:

At September 30, 2009 and 2008, the Company accrued for $56,000 and $16,000 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Subsequent events — The Company evaluates subsequent events through the date that the financial statements are issued. For the quarterly period ended September 30, 2009, the Company has evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on November 9, 2009.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) 718. The Company accounts for all stock-based compensation using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company is using the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. The expected option term is estimated based upon historical data on employee exercises and management’s expectation of exercise behavior. For options granted concurrently with the Company’s initial public offering of common stock, the expected volatility of the Company’s stock price was based upon the historical volatility of similar entities whose share prices were publicly available. For options granted subsequent to the Company’s offering, expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.

During the nine months ended September 30, 2009 and 2008, the Company recognized approximately $1.2 million, or $822,000 net of tax, and $739,000, or $477,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of September 30, 2009, there were 2,923,142 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

A summary of the Company’s stock option activity under the Incentive Plan for the nine months ended September 30, 2009 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2009	437,558	$19.67
Granted	670,000	14.46
Exercised	—	—
Canceled or forfeited	(2,400)	15.41

Outstanding at September 30, 2009	1,105,158	$16.52	8.1 years

Exercisable at September 30, 2009	369,658	$19.80	5.9 years

As of September 30, 2009, there was unrecognized compensation expense of $5.7 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.0 years. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was zero and $104,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2009 was $1.4 million and zero, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Additional information regarding stock options outstanding as of September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$13.43	8,000	9.7	$13.43	—	—
$14.47	660,100	9.6	$14.47	—	—
$19.00	417,058	5.8	$19.00	349,658	$19.00
$25.42	10,000	8.6	$25.42	10,000	$25.42
$42.07	10,000	7.6	$42.07	10,000	$42.07

As of September 30, 2009, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,064,748, which had a weighted-average exercise price of $16.58. The weighted-average remaining life of these options was 8.1 years and the aggregate intrinsic value was $1.2 million at September 30, 2009.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $99,000 was amortized to expense during each of the nine month periods ended September 30, 2009 and 2008.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $61,000 was amortized to expense during each of the nine month periods ended September 30, 2009 and 2008.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $38,000 and $21,000 was amortized to expense during the nine month periods ended September 30, 2009 and 2008, respectively.

Restricted stock activity for the nine months ended September 30, 2009 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2009	27,000	$28.20
Granted	—	—
Vested	(9,000)	$29.32
Canceled or forfeited	—	—

Unvested restricted stock at September 30, 2009	18,000	$27.64

As of September 30, 2009, there was unrecognized compensation expense of $419,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 1.7 years.

Note 3 — New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The Company is currently evaluating the impact that this update may have on its financial statements.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact ASU 2009-13 will have on its financial position and results of operations.

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

The results of operations for the acquisition are included in the Condensed Consolidated Statements of Operations from the acquisition date. Assuming the acquisition had occurred as of the beginning of the nine months ended September 30, 2008, proforma consolidated results would be as follows:

Nine Months Ended September 30, 2008
(In thousands, except per share data)
Proforma consolidated total revenues	$264,981
Proforma consolidated net income	$29,752
Proforma diluted earnings per share	$1.22

In October 2008, the Company recorded a $14.8 million impairment charge on the goodwill and intangible assets of Electric. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Note 5 — Inventories

Inventories are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$20,279	$25,277
Work-in-process	264	269
Raw materials	1,882	1,540

	$22,425	$27,086

Note 6 — Property and Equipment

Property and equipment are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Furniture and fixtures	$7,902	$6,714
Office equipment	2,738	2,666
Computer equipment	6,430	6,405
Leasehold improvements	10,250	9,608
Building	7,416	7,215
Land	4,723	4,723
Construction in progress	1,981	225

	41,440	37,556
Less accumulated depreciation	(14,915)	(10,840)

Property and equipment — net	$26,525	$26,716

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 7 — Intangible Assets and Goodwill

Intangible assets are as follows:

	As of September 30, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$7,341	$3,705	$6,363	$2,649
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	584	—	564	—

	$14,225	$3,705	$13,227	$2,649

In 2008, as part of the Company’s annual impairment test in accordance with ASC 350, it was determined that the goodwill and non-amortizing intangible assets associated with the 2008 acquisitions of Electric and Laguna Surf & Sport were impaired, as the carrying amount of the reporting units, including goodwill, exceeded the fair value of the reporting units. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Electric segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values have been affected by the recent macro-economic conditions, contributing to the estimated decline in value. Additionally, certain amortizing intangible assets associated with these acquisitions were determined to be impaired in accordance with ASC 360. Total impairment charges of $16.2 million were incurred for the year ended December 31, 2008 and relate to $6.5 million for goodwill and non-amortizing intangible assets and $9.7 million for amortizing intangible assets.

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the nine months ended September 30, 2009 and 2008, was approximately $1.0 million and $1.7 million, respectively. The Company’s annual amortization expense is estimated to be approximately $1.2 million, $624,000, $529,000, $468,000 and $418,000 in the fiscal years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Note 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Payroll and related accruals	$4,552	$5,045
Deferred rent	991	649
Other	7,893	6,333

	$13,436	$12,027

Note 9 — Commitments and Contingencies

Litigation — The Company is involved from time to time in litigation incidental to its business. In the opinion of management, the resolution of any such matter currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Note 10 — Earnings Per Share

The Company calculates net income per share in accordance with ASC 260. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share data)		(In thousands, except share data)
Numerator — Net income	$13,257	$16,272	$18,348	$30,458

Denominator: Weighted average common stock outstanding for basic earnings per share	24,354,208	24,344,584	24,350,725	24,334,743
Effect of dilutive securities:
Stock options and restricted stock	13,256	12,955	10,309	24,019

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,367,464	24,357,539	24,361,034	24,358,762

For the three and nine months ended September 30, 2009, 1,105,158 stock options were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Note 11 — Fair Value Measurements of Financial Instruments

The Company’s financial assets and liabilities are measured and reported on a fair value basis in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. It also establishes a three-level hierarchy of fair value measurements for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 – Quoted market prices in active markets for identical instruments

•

Level 2 – Quoted market prices in active markets for similar instruments; quoted prices for identical or similar instruments that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company’s financial assets and liabilities include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and foreign currency exchange contracts. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities. The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets. The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following table presents information on the Company’s financial instruments at September 30, 2009 (in thousands):

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments	$39,989	$39,989	—	—
Financial liabilities:
Foreign currency exchange contracts	$166	—	$166	—

Note 12 — Derivative Financial Instruments

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

As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts to hedge a portion of its European operations U.S. dollar denominated inventory purchases. All of the Company’s forward foreign currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of September 30, 2009, the Company was hedging forecasted transactions expected to occur through August 2010. Assuming exchange rates at September 30, 2009 remain constant, $149,000 of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the next eleven months.

On the date the Company enters into a derivative contract, the Company designates the derivatives as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. The Company identifies in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicates how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with the Company’s risk management policy. The Company will discontinue hedge accounting prospectively:

•	if the Company determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item;

•	when the derivative expires or is sold, terminated or exercised;

•	if it becomes probable that the forecasted transaction being hedged by the derivative will not occur;

•	if a hedged firm commitment no longer meets the definition of a firm commitment; or

•	if the Company determines that designation of the derivative as a hedge instrument is no longer appropriate.

The Company has entered into forward foreign currency exchange contracts with a bank and is exposed to foreign currency losses in the event of nonperformance by this bank. The Company anticipates, however, that this bank will be able to fully satisfy its obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

As of September 30, 2009, the Company had U.S. dollar denominated forward foreign currency contracts outstanding to hedge a portion of its European operations U.S. dollar denominated inventory purchases with a notional amount of $4.6 million and a fair value of $(166,000), which mature from January 2010 through August 2010. All outstanding contracts were in a loss position and the $166,000 liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company did not have any forward foreign currency contracts outstanding at September 30, 2008.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods which the hedged transaction affects earnings. The following table summarizes the effective portions of gains (losses) of foreign exchange derivative instruments in the condensed consolidated statement of operations:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	(In thousands)
	Amount	Location	Amount	Location
Gain (loss) recognized in OCI on foreign currency derivatives	$(89)	OCI	$143	OCI
Gain (loss) reclassified from accumulated OCI into income	(77)	Cost of goods sold	(537)	Cost of goods sold

The Company did not have any forward foreign currency contracts that expired, settled or terminated during the three and nine month periods ended September 30, 2008.

Note 13 — Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker and the Company’s internal reporting structure, the Company operates in three operating and reportable segments, the United States, Europe and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States and Japanese operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Total revenues:
United States	$56,769	$72,797
Europe	30,250	31,020
Electric	6,897	7,852

Consolidated	$93,916	$111,669

Gross profit:
United States	$28,350	$33,637
Europe	16,016	17,156
Electric	4,117	4,418

Consolidated	$48,483	$55,211

Operating income:
United States	$9,017	$14,083
Europe	9,730	10,439
Electric	911	384

Consolidated	$19,658	$24,906

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Total revenues:
United States	$142,839	$182,197
Europe	57,814	62,083
Electric	15,798	20,398

Consolidated	$216,451	$264,678

Gross profit:
United States	$69,874	$85,290
Europe	30,457	35,226
Electric	8,888	11,635

Consolidated	$109,219	$132,151

Operating income (loss):
United States	$13,801	$28,261
Europe	13,306	17,230
Electric	(598)	675

Consolidated	$26,509	$46,166

	September 30,
	2009	2008
	(In thousands)
Identifiable assets:
United States	$154,008	$137,997
Europe	67,003	61,496
Electric	22,300	40,623

Consolidated	$243,311	$240,116

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Mens	$40,149	$46,114	$103,749	$126,067
Girls	16,518	26,569	46,935	64,028
Snow	23,148	22,915	23,903	23,310
Boys	5,619	5,911	14,353	16,100
Footwear	238	437	3,676	4,875
Girls swim	156	110	4,948	5,853
Electric	6,897	7,852	15,798	20,398
Other	631	1,216	1,741	2,396

Subtotal product categories	93,356	111,124	215,103	263,027
Licensing revenues	560	545	1,348	1,651

Total revenues	$93,916	$111,669	$216,451	$264,678

The Electric product category includes revenues from all Electric branded products including sunglasses, goggles and related clothing and accessories. Other includes revenues primarily related to the Company’s Volcom Entertainment division, films and related accessories.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by our Electric operating segment and are allocated based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
United States	$41,058	$61,675	$105,979	$152,512
Europe	31,836	32,739	61,127	66,544
Canada	9,617	10,192	23,270	25,492
Asia Pacific	8,359	4,353	16,472	9,489
Other	2,486	2,165	8,255	8,990

	$93,356	$111,124	$215,103	$263,027

During the three months ended September 30, 2009 and 2008, approximately 7% and 17%, respectively, of product revenues were attributable to one customer. During the nine months ended September 30, 2009 and 2008, approximately 11% and 16%, respectively, of product revenues were attributable to one customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Part II, Item 1A in this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

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

The global macroeconomic environment has continued to put significant pressure on discretionary consumer spending worldwide. While we believe that Volcom is well positioned from a business and financial perspective, we are not immune to global economic conditions. These conditions may continue to affect our business in a number of direct and indirect ways, including lower revenues from slowing demand for our products, reduced profit margins and increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experienced by suppliers and customers.

Our revenues increased from $113.2 million in 2004 to $334.3 million in 2008. Our revenues were $216.5 million for the nine months ended September 30, 2009, a decrease of $48.2 million, or 18.2%, compared to $264.7 million for the nine months ended September 30, 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Sales to Pacific Sunwear decreased 42.4%, or $17.6 million, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We currently expect a significant decrease in 2009 revenue from Pacific Sunwear compared to 2008. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

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

We currently source the majority of our products from third-party manufacturers located primarily in China and Mexico. As a result, we may be adversely affected by the disruption of trade with these countries, the imposition of new regulations related to imports, duties, taxes and other charges on imports, and significant decreases in the value of the U.S. dollar against foreign currencies. We seek to mitigate the possible disruption in product flow by diversifying our manufacturing across numerous manufacturers and by using manufacturers in countries that we believe to be politically stable. We do not enter into long-term contracts with our third-party manufacturers. Rather, we typically enter into contracts with each manufacturer to produce one or more product lines for a particular selling season. This strategy has enabled us to maintain flexibility in our sourcing.

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

With the passage of the Consumer Product Safety Improvement Act of 2008, there are new requirements mandated for the textiles and apparel industries. These requirements relate to all metal and painted trim items and certain other raw materials used in children’s age 12 and under apparel, as well as flammability standards in certain types of textiles. The Consumer Product Safety Commission, or CPSC, will require certification and testing for lead in paint and metal trims, pointed or sharp edge items, Phthalates, and fabric flammability to meet the CPSC’s limits. Volcom is working with an accredited third party testing service to comply with all CPSC requirements and any state laws, such as California’s Proposition 65 regarding lead limits, to ensure product safety. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team and hired additional personnel. As a percentage of revenues, our selling, general and administrative expenses have increased from 27.0% in 2004 to 33.6% in 2008. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, this increase is due to approximately $2.3 million of non-cash amortization of intangible assets associated with the 2008 acquisitions of Electric, Laguna Surf & Sport and our Japanese distributor. Our selling, general and administrative expenses have decreased on an absolute dollar basis from $86.0 million for the nine months ended September 30, 2008 to $82.7 million for the nine months ended September 30, 2009. This decrease in absolute dollars was due primarily to our company-wide expense reduction initiatives. Our selling, general and administrative expenses as a percentage of revenues have increased from 32.5% for the nine months ended September 30, 2008 to 38.3% for the nine months ended September 30, 2009. This increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, additional bad debt write-offs and incremental expenses associated with our additional retail stores.

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

Inventories

We value inventories at the lower of the cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

•	weak economic conditions;

•	changes in consumer preferences;

•	buying patterns of our retailers;

•	retailers cancelling orders; and

•	unseasonable weather.

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

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification, or ASC, 350. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. We evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses are reflected in operating income. In 2008, the Company recorded an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

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

Income Taxes

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718. We account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Foreign Currency Translation

We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. We have not historically entered into foreign currency exchange contracts to hedge this risk; however, during 2008 and 2009, we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income or loss.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.4	50.6	49.5	50.1

Gross profit	51.6	49.4	50.5	49.9
Selling, general and administrative expenses	30.7	27.1	38.3	32.5

Operating income	20.9	22.3	12.2	17.4
Other income	0.4	0.1	0.6	0.3

Income before provision for income taxes	21.3	22.4	12.8	17.7
Provision for income taxes	7.2	7.8	4.3	6.2

Net income	14.1%	14.6%	8.5%	11.5%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Consolidated revenues were $93.9 million for the three months ended September 30, 2009, a decrease of $17.8 million, or 15.9%, compared to $111.7 million for the three months ended September 30, 2008. Revenues from our five largest customers were $14.4 million for the three months ended September 30, 2009, a decrease of $16.4 million, or 53.3%, compared to $30.8 million for the three months ended September 30, 2008. Excluding revenues from Pacific Sunwear, which decreased $12.2 million, or 65.0%, to $6.6 million, total revenues from our remaining five largest customers decreased $4.2 million, or 35.1%, to $7.8 million for the three months ended September 30, 2009 from $12.0 million for the three months ended September 30, 2008. We currently expect a significant decrease in 2009 revenue from Pacific Sunwear compared to 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Consolidated product revenues were $93.4 million for the three months ended September 30, 2009, a decrease of $17.7 million, or 16.0%, compared to $111.1 million for the three months ended September 30, 2008. Revenues from girls’ products decreased $10.1 million, or 37.8%, to $16.5 million for the three months ended September 30, 2009 compared to $26.6 million for the three months ended September 30, 2008. Revenues from men’s products decreased $6.0 million, or 12.9%, to $40.1 million for the three months ended September 30, 2009 compared to $46.1 million for the three months ended September 30, 2008. Revenues from our Electric subsidiary decreased $1.0 million, or 12.2%, to $6.9 million for the three months ended September 30, 2009 compared to $7.9 million for the three months ended September 30, 2008.

Licensing revenues increased 2.8% to $0.6 million for the three months ended September 30, 2009 from $0.5 million for the three months ended September 30, 2008.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $41.1 million, or 44.0% of our product revenues, for the three months ended September 30, 2009, compared to $61.7 million, or 55.5% of our product revenues, for the three months ended September 30, 2008. Product revenues in Europe were $31.8 million, or 34.1% of our product revenues, for the three months ended September 30, 2009, compared to $32.7 million, or 29.5% of our product revenues, for the three months ended September 30, 2008. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $20.5 million, or 21.9% of our product revenues, for the three months ended September 30, 2009 compared to $16.7 million, or 15.0% of our product revenues, for the three months ended September 30, 2008.

Gross Profit

Consolidated gross profit decreased $6.7 million, or 12.2%, to $48.5 million for the three months ended September 30, 2009 compared to $55.2 million for the three months ended September 30, 2008. Gross profit as a percentage of revenues, or gross margin, increased 220 basis points to 51.6% for the three months ended September 30, 2009 compared to 49.4% for the three months ended September 30, 2008. Consolidated gross margin related specifically to product revenues increased 210 basis points to 51.3% for the three months ended September 30, 2009 compared to 49.2% for the three months ended September 30, 2008. Gross margin on product from the U.S. segment increased 360 basis points to 49.4% for the three months ended September 30, 2009 compared to 45.8% for the three months ended September 30, 2008. This increase is primarily due to limited discounting, despite the poor economic environment, combined with better inventory management and an increased margin in Japan due to the acquisition of our Japanese distributor in November 2008. Gross margin from the European segment decreased 240 basis points to 52.9% for the three months ended September 30, 2009 compared to 55.3% for the three months ended September 30, 2008, primarily due to currency fluctuations related to the strengthening of the U.S. dollar to the Euro compared to the same period last year, more shipments of slightly lower margin snow outerwear, and more shipments of samples during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Gross margin from the Electric segment increased 340 basis points to 59.7% for the three months ended September 30, 2009 compared to 56.3% for the three months ended September 30, 2008 primarily due to increased sales on higher margin goggles and sales of sunglasses that were purchased at a more favorable exchange rate than the same period last year.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $1.5 million, or 4.9%, to $28.8 million for the three months ended September 30, 2009 compared to $30.3 million for the three months ended September 30, 2008. The decrease in absolute dollars was due primarily to decreased commissions expense of $0.7 million associated with a decrease in revenues between periods, decreased amortization expense of $0.4 million associated with the impairment of amortizing intangible assets during the fourth quarter of 2008, decreased bad debt expense of $0.4 million, and a net $1.5 million decrease in other miscellaneous categories, which include tradeshow expenses, warehousing expenses, and legal fees. This overall decrease was also due in part to the translation of Euro denominated expenses to the U.S. dollar at a lower foreign currency exchange rate during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. These decreases were offset by an increase in selling, general and administrative expenses due to incremental expenses of $1.5 million associated with our recently acquired Japanese distributor. Selling, general and administrative expenses as a percentage of revenue increased 360 basis points to 30.7% for the three months ended September 30, 2009 compared to 27.1% for the three months ended September 30, 2008. This increase was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, and incremental expenses associated with our additional retail stores.

Operating Income

As a result of the factors above, operating income for the three months ended September 30, 2009 decreased $5.2 million to $19.7 million compared to $24.9 million for the three months ended September 30, 2008. Operating income as a percentage of revenue decreased to 20.9% for the three months ended September 30, 2009 from 22.3% for the three months ended September 30, 2008.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended September 30, 2009 and 2008 was $0.1 million and $0.2 million, respectively. The decrease in interest income is due to lower returns on our cash and cash equivalents and short-term investments. Foreign currency gain (loss) increased to a $0.2 million gain for the three months ended September 30, 2009 compared to a $0.1 million loss for the three months ended September 30, 2008 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended September 30, 2009 using an estimated effective annual tax rate of 34.0% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $1.9 million to $6.8 million for the three months ended September 30, 2009 compared to $8.7 million for the three months ended September 30, 2008.

Net Income

As a result of the factors above, net income decreased $3.0 million, or 18.5%, to $13.3 million for the three months ended September 30, 2009 from $16.3 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Consolidated revenues were $216.5 million for the nine months ended September 30, 2009, a decrease of $48.2 million, or 18.2%, compared to $264.7 million for the nine months ended September 30, 2008. Revenues from our five largest customers were $43.8 million for the nine months ended September 30, 2009, a decrease of $30.3 million, or 40.9%, compared to $74.1 million for the nine months ended September 30, 2008. Excluding revenues from Pacific Sunwear, which decreased $17.6 million, or 42.4%, to $23.9 million, total revenues from our remaining five largest customers decreased $12.7 million, or 39.0%, to $19.9 million for the nine months ended September 30, 2009 from $32.6 million for the nine months ended September 30, 2008. We currently expect a significant decrease in 2009 revenue from Pacific Sunwear compared to 2008. We believe our overall decline in revenues was driven primarily by the deteriorating global macroeconomic environment and the decline in discretionary consumer spending worldwide.

Consolidated product revenues were $215.1 million for the nine months ended September 30, 2009, a decrease of $47.9 million, or 18.2%, compared to $263.0 million for the nine months ended September 30, 2008. Revenues from men’s products decreased $22.4 million, or 17.7%, to $103.7 million for the nine months ended September 30, 2009 compared to $126.1 million for the nine months ended September 30, 2008. Revenues from girls’ products decreased $17.1 million, or 26.7%, to $46.9 million for the nine months ended September 30, 2009 compared to $64.0 million for the nine months ended September 30, 2008. Revenues from boys’ products, which include our line of kids clothing for young boys ages 4 to 7, decreased $1.7 million, or 10.9%, to $14.4 million for the nine months ended September 30, 2009 compared to $16.1 million for the nine months ended September 30, 2008. Revenues from footwear products decreased $1.2 million, or 24.6%, to $3.7 million for the nine months ended September 30, 2009 compared to $4.9 million for the nine months ended September 30, 2008. Revenues from girls swim products decreased $1.0 million, or 15.5%, to $4.9 million for the nine months ended September 30, 2009 compared to $5.9 million for the nine months ended September 30, 2008. Revenues from our Electric subsidiary decreased $4.6 million, or 22.6%, to $15.8 million for the nine months ended September 30, 2009 compared to $20.4 million for the nine months ended September 30, 2008.

Licensing revenues decreased 18.4% to $1.3 million for the nine months ended September 30, 2009 from $1.7 million for the nine months ended September 30, 2008.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $106.0 million, or 49.3% of our product revenues, for the nine months ended September 30, 2009, compared to $152.5 million, or 58.0% of our product revenues, for the nine months ended September 30, 2008. Product revenues in Europe were $61.1 million, or 28.4% of our product revenues, for the nine months ended September 30, 2009, compared to $66.5 million, or 25.3% of our product revenues, for the nine months ended September 30, 2008. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $48.0 million, or 22.3% of our product revenues, for the nine months ended September 30, 2009 compared to $44.0 million, or 16.7% of our product revenues, for the nine months ended September 30, 2008.

Gross Profit

Consolidated gross profit decreased $23.0 million, or 17.4%, to $109.2 million for the nine months ended September 30, 2009 compared to $132.2 million for the nine months ended September 30, 2008. Gross profit as a percentage of revenues, or gross margin, increased 60 basis points to 50.5% for the nine months ended September 30, 2009 compared to 49.9% for the nine months ended September 30, 2008. Consolidated gross margin related specifically to product revenues increased 50 basis points to 50.1% for the nine months ended September 30, 2009 compared to 49.6% for the nine months ended September 30, 2008. Gross margin on product from the U.S. segment increased 210 basis points to 48.4% for the nine months ended September 30, 2009 compared to 46.3% for the nine months ended September 30, 2008. This increase is primarily due to limited discounting, despite the poor economic environment, combined with better inventory management and an increased margin in Japan due to the acquisition of our Japanese distributor in November 2008. Gross margin from the European segment decreased 400 basis points to 52.7% for the nine months ended September 30, 2009 compared to 56.7% for the nine months ended September 30, 2008, primarily due to currency fluctuations related to the strengthening of the U.S. dollar to the Euro compared to the same period last year, and to lesser extent, the continued weakening of the UK pound compared to the Euro. Further, some additional discounts were granted during the nine months ended September 30, 2009 due to the difficult retail environment. Gross margin from the Electric segment decreased 70 basis points to 56.3% for the nine months ended September 30, 2009 compared to 57.0% for the nine months ended September 30, 2008 primarily due to higher inventory liquidation and the more promotional selling environment during the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $3.3 million, or 3.8%, to $82.7 million for the nine months ended September 30, 2009 compared to $86.0 million for the nine months ended September 30, 2008. The decrease in absolute dollars was due primarily to our company-wide expense reduction initiatives, which resulted in decreased marketing and advertising expenses of $2.2 million and decreased payroll and payroll related expenses of $1.1 million. In addition, we had decreased commissions expense of $2.7 million associated with a decrease in revenues between periods, decreased amortization expense of $1.2 million associated with the impairment of amortizing intangible assets during the fourth quarter of 2008, and a net $1.8 million decrease in other miscellaneous expense categories, which include tradeshow expenses, warehousing expenses, and legal fees. This overall decrease was also due in part to the translation of Euro denominated expenses to the U.S. dollar at a lower foreign currency exchange rate during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These decreases were offset by an increase in selling, general and administrative expenses due to incremental expenses of $4.4 million associated with our recently acquired Japanese distributor, and increased bad debt expense of $1.3 million. Selling, general and administrative expenses as a percentage of revenue increased 580 basis points to 38.3% for the nine months ended September 30, 2009 compared to 32.5% for the nine months ended September 30, 2008. This increase was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributor in Japan, additional bad debt write-offs and incremental expenses associated with our additional retail stores.

Operating Income

As a result of the factors above, operating income for the nine months ended September 30, 2009 decreased $19.7 million to $26.5 million compared to $46.2 million for the nine months ended September 30, 2008. Operating income as a percentage of revenue decreased to 12.2% for the nine months ended September 30, 2009 from 17.4% for the nine months ended September 30, 2008.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the nine months ended September 30, 2009 and 2008 was $0.2 million and $0.9 million, respectively. The decrease in interest income is due to lower returns on our cash and cash equivalents and short-term investments. Foreign currency gain (loss) increased to a $1.0 million gain for the nine months ended September 30, 2009 compared to a $47,000 loss for the nine months ended September 30, 2008 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the nine months ended September 30, 2009 using an estimated effective annual tax rate of 34.0% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $7.1 million to $9.4 million for the nine months ended September 30, 2009 compared to $16.5 million for the nine months ended September 30, 2008.

Net Income

As a result of the factors above, net income decreased $12.2 million, or 39.8%, to $18.3 million for the nine months ended September 30, 2009 from $30.5 million for the nine months ended September 30, 2008.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash and cash equivalents at beginning of period	$79,613	$92,962
Cash flow from operating activities	19,366	13,811
Cash flow from investing activities	(44,286)	(33,727)
Cash flow from financing activities	(65)	669
Effect of exchange rate on cash	4,701	(391)

Cash and cash equivalents at end of period	$59,329	$73,324

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the nine months ended September 30, 2009 and 2008, cash from operating activities was $19.4 million and $13.8 million, respectively. The $5.6 million increase in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$7,801	Increase in cash flows from accounts receivable due to the timing of sales and collections
6,086	Increase in cash flows from inventories due to a decrease in inventory between periods as we have adjusted our inventory levels to reflect the current economic environment
3,571	Increase in cash flow from income taxes receivable/payable due to lower pre-tax income and the timing of payments between periods
1,378	Increase in non-cash provision for doubtful accounts
(12,110)	Decrease in net income
(969)	Decrease in cash flows from accounts payable due to the timing of payments between periods
(202)	Net decrease in cash flows from all other operating activities

$5,555	Total

Cash used in investing activities was $44.3 million and $33.7 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the cash used in investing activities was primarily due to the net purchase of short-term investments of $40.0 million, purchases of property and equipment of $3.4 million, of which $1.1 million was related to the purchase of equipment for the new European warehouse, and $0.9 million spent on the acquisition of our UK distributor. During the nine months ended September 30, 2008, the cash used in investing activities was primarily due to the $28.9 million spent on the acquisitions of Electric and Laguna Surf & Sport, net of cash acquired. Capital expenditures during the nine months ended September 30, 2009 and 2008 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash used in financing activities was $0.1 million for the nine months ended September 30, 2009 compared to cash provided by activities of $0.7 million for the nine months ended September 30, 2008. Cash from financing activities is primarily due to cash received from government grants, principal payments on capital lease obligations and the proceeds and excess tax benefits related to the exercise of stock options.

We currently have no material cash commitments, except for our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet all requirements for at least the next twelve months.

Credit Facilities

In September 2008, we amended our unsecured credit agreement with a bank, to increase our line of credit from $20.0 million to $40.0 million (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at September 30, 2009) or LIBOR plus 1.25%. Under this credit facility, we had $1.5 million outstanding in letters of credit at September 30, 2009. At September 30, 2009 there were no outstanding borrowings under this credit facility, and $38.5 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum EBITDA. At September 30, 2009, we were not in compliance with the EBITDA restrictive covenant; however, we have received a waiver from the bank pertaining to such non-compliance.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of September 30, 2009. The following table summarizes, as of September 30, 2009, the total amount of future payments, including interest, due in various future periods:

	Payments Due by Period (in thousands)
	Total	Oct. 1 – Dec. 31, 2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$31,311	$1,382	$5,319	$4,604	$3,940	$2,997	$13,069
Capital lease obligations	36	10	26	—	—	—	—
Professional athlete sponsorships	12,714	1,719	4,503	1,985	1,530	1,005	1,972
Contractual letters of credit	1,544	210	1,334	—	—	—	—

Total	$45,605	$3,321	$11,182	$6,589	$5,470	$4,002	$15,041

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2023, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

In June 2008, we entered into a lease agreement for a new warehouse facility located in close proximity to our existing European headquarters in France. The landlord has completed construction on the warehouse, and product shipments are expected to begin in November 2009. The lease runs for a period of nine years, with an option to terminate after six years.

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 7.5% per year and expire at various dates through July 2010.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during a five-year period ending September 30, 2014, is approximately $4.2 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 16% of our product revenues in 2008 and approximately 11% of our product revenues for the nine months ended September 30, 2009. No other customer accounted for more than 10% of our product revenues in 2009 or 2008.

Sales to Pacific Sunwear decreased 42.4%, or $17.6 million, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We currently expect a significant decrease in 2009 revenue from Pacific Sunwear when compared to 2008. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. During 2008, we contracted for the manufacture of our products with approximately 49 foreign manufacturers. We also contract with several domestic screen printers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 18% and 14%, respectively, of our product costs in 2008, and approximately 17% and 15%, respectively, of our product costs for the nine months ended September 30, 2009.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

In the normal course of business, we are exposed to foreign currency exchange rate risks (see Note 12 to the Condensed Consolidated Financial Statements) that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, royalty income and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our results of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our European operation because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars. We do not enter into foreign currency exchange contracts to hedge the translation of operating results and financial position of our international subsidiaries.

A portion of our domestic sales are made in Canadian dollars. Sales in Canada accounted for approximately 9.6% of our product revenues in 2008 and approximately 10.8% of our product revenues for the nine months ended September 30, 2009. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. We do not believe that a 10% movement in all applicable foreign currency exchange rates would have a material effect on our financial position. However, if recent foreign currency market volatility continues and the Canadian dollar weakens by more than 10% compared to the U.S. dollar, our results could be adversely affected. Based on the balance of Canadian dollar receivables of $8.4 million at September 30, 2009, an assumed 10%, 15% and 20% strengthening of the U.S. dollar would result in foreign currency losses of $0.8 million, $1.3 million and $1.7 million, respectively.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at September 30, 2009. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at September 30, 2009) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2008, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 16% of our product revenues in 2008 and approximately 11% of our product revenues for the nine months ended September 30, 2009. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear increased 7%, or $3.4 million, for 2008 compared to 2007, and decreased 42%, or $17.6 million, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We currently expect a significant decrease in 2009 revenue from Pacific Sunwear compared to 2008. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended September 30, 2009.

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

Volcom, Inc.

Date: November 9, 2009	/S/ DOUGLAS P. COLLIER
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