Form 10-K
period 2009-12-31
Volcom Inc
filed 2010-03-16
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2009, the end of the most recently completed second quarter, was approximately $237.1 million.

As of March 8, 2010, there were 24,374,362 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders, which will be held on May 4, 2010.

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

On January 17, 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric, for $26.3 million plus transaction costs of $1.2 million. Known for its Volt logo, Electric is a core action sports lifestyle brand. The company’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric is headquartered in Orange County, California and is operated as a subsidiary of Volcom.

We seek to enhance our brand image by controlling the distribution of our products. We sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand and that provide a superior in-store experience. This strategy has enabled us to develop strong relationships with key boardsport and youth lifestyle retailers that share our focus. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, B.C. Surf, Below the Belt, Froghouse, HIC, Hotline, Huntington Surf & Sport, IG Performance, Jack’s Surfboards, K5 Board Shop, Macy’s, Nordstrom, Pacific Sunwear, Ron Jons, Showcase, Snowboard Connection, Spyder, Sun Diego, Surfside Sports, The Room, Tilly’s, Town and Country, Val Surf, West Beach and Zumiez. Our products are sold over the Internet through selected authorized online retailers. At December 31, 2009, we operated 13 full-price Volcom branded retail stores and licensed an additional eight full-price stores located in strategic markets around the world, where we are able to present our brand message directly to our target market. Additionally, we own two multibrand Laguna Surf & Sport stores and license nine Volcom outlet stores.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. Revenues from our United States segment were $188.8 million, $237.1 million and $228.5 million for 2009, 2008 and 2007, respectively. Revenues from our European segment were $70.7 million, $73.0 million and $40.1 million for 2009, 2008, and 2007, respectively. Revenues from our Electric segment were $21.1 million and $24.2 million for 2009 and 2008, respectively. We also license our brand in other areas of the world, including Australia, Indonesia, South Africa, Brazil and Argentina, to entities that we believe have valuable local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As a result, we experienced a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we built the necessary infrastructure and hired employees to establish and support our own operations in Europe. Our product revenues have increased in Europe as we now recognize revenue from the direct sale of our products in this territory.

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

Financial Information About Segments, Product Lines and Geographic Regions

Information regarding our segments, product lines and geographic areas in which we operate is contained in Note 15 to our Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007.

Products

We design and distribute an innovative collection of young mens and young womens clothing, footwear and accessories inspired by the boardsports of skateboarding, snowboarding and surfing. Our products are created for participants in these sports, as well as those who affiliate themselves with the broader action sports lifestyle. Our products incorporate a distinctive mixture of fashion and function, combined with quality, comfort and athletic performance. Our premiere product collections include the eco-friendly V.Co-Logical® Series, the rider-collaborative V.Co-Operative™ Series, the Volcom Stone-Age Series and the Featured Artist Series. Our clothing not only exemplifies our lifestyle, but enhances the ability to live it. All of our clothes and accessories are sold under the Volcom and Electric brands and typically retail at premium prices.

We have seven primary product categories: mens, girls, boys, footwear, girls swim, snow and Electric. The principal products sold within these categories are:

T-Shirts and Fleece. We believe our prints and designs distinguish our t-shirts and fleece from those of our competitors and are staple items for our consumers. The majority of these items display a distinctive art style, utilizing unique treatments, placements of screened images, designs and embroideries. On some of our t-shirts and fleece, we promote our Featured Artist Series, a program in which we work closely with select team riders and relevant artists associated with our target market to design certain products. Most pieces prominently display the Volcom name or the Volcom Stone logo.

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

Denim. Volcom Brand Jeans have a tradition of vintage inspiration mixed with modern cuts. With distinctive styles, including certain V.Co-Operative signature product styles, the line is consistently invigorated with new fits and bodies. Each piece is carefully handcrafted, focusing on only the finest fabrications. The detail, denims and washes reveal our level of dedication to this category. The ongoing “Road-Tested Denim” marketing campaign recognizes the influence of the “rock and roll” lifestyle by portraying team riders, musicians and artists in authentic contexts.

Boardshorts. We introduced our boardshorts line in 1992 and have continually evolved the program. The Volcom Pipehouse on the North Shore of Oahu, Hawaii is home to the research and development of our boardshort program, as exemplified in “The Proving Grounds” marketing campaign. Our boardshorts are known for their superior performance, art inspired prints and unique embellishments.

Outerwear. Our outerwear products, which were introduced in 2000, consist of technically advanced jackets and pants that are designed to meet the demands of snowboarding. Our outerwear is designed with a number of technical features and fabrics and includes significant input from our snowboard team. Some of the technical aspects of our outerwear include Gore-Tex® fabrics, taped and welded seam construction, waterproof zippers, our patented Zip-Tech™ jacket/pant connection system and most recently the revolutionary Thermal Defense System™, with strategically insulated outerwear. We believe that our outerwear provides consumers with a distinctive mix of fashion and technical performance, which distinguishes it from many of our competitors’ products.

Accessories. We also sell a variety of accessories such as hats, wallets, socks, belts and bags to complement our clothing lines.

Footwear. We introduced a complete line of sandals and bedroom slippers branded Volcom Creedlers in 2006. These products are sold year-round and are offered in our mens, boys and girls categories. They are generally distributed within our existing customer base.

Swim. We introduced our girls swimwear line in 2007. The girls swimwear product complements our existing girls business and is merchandised with the girls sportswear, sandals and accessories. Our swimwear is generally distributed within our existing customer base.

Music and Film. We also generate revenues from the sale of music produced by our record label, Volcom Entertainment, and films produced by Veeco Productions, our film production division.

Electric. Since our acquisition of Electric in January 2008, we offer a full line of innovative and high-quality sunglasses and goggles as well as t-shirts, fleece and accessories under the Electric brand name.

Product Design

We believe that our reputation for creativity and innovation enables us to design products that continuously evolve in style and functionality while remaining attractive to consumers in our target market and to our retail accounts. We have put in place design processes that we believe allow us to respond quickly to changing consumer tastes and preferences.

We employ design and product development teams located in our Orange County, California headquarters and our European headquarters. These teams are organized into groups that separately focus on our mens, girls, boys, snow, footwear and girls swimwear categories. In addition to our in-house design team, each of our international licensees employs designers and merchandisers to create products that reflect local trends, while maintaining our brand image. Our in-house design team and designers from our international licensees generally meet several times each year to collaboratively develop designs that reflect fashion trends from around the world. Additionally, design teams for each product category participate in annual travel to locations known for their influence on fashion and style, such as New York, Paris, London, Sydney and Tokyo. Our domestic designers and those of our international licensees share the majority of our seasonal styles, resulting in a consistent look for Volcom products sold worldwide. We also involve our team riders and core retail accounts in the design process. We believe that team rider input adds to the style and functionality of our products and reinforces the credibility and authenticity of our brand. We also believe that involving our retailers provides us with additional insight into consumer preferences.

Our design calendar is typically organized around five major seasons: spring, summer, fall, snow and holiday. As a result of the feedback gathered from our sponsored athletes and core retailers, we are able to incorporate new looks and features into each season’s product line. These changes range from evolutions within our basic product lines to new fashion-forward styles.

Manufacturing and Sourcing

We generally contract for the manufacture of each of our product lines separately based on our fabric and design requirements. We do not own or operate any manufacturing facilities, and source our products from independently-owned manufacturers. Our apparel and accessories are generally purchased or imported as finished goods, and we purchase only a limited amount of raw materials. Our manufacturers operate facilities using advanced machinery and equipment, and we believe these manufacturers represent some of the strongest in their industry. In 2009, we imported over 74% of our products from China and Mexico, with Asian manufacturers producing the majority of our imported products. Our t-shirts are screen-printed in the United States, which has resulted in short lead times and has enabled us to react quickly to reorder demand from our retailers and distributors.

We have developed a sourcing process that allows us to maintain production flexibility and to avoid the capital expenditures and ongoing costs of operating an in-house manufacturing function. Approximately 63% and 12% of our total product costs during 2009 and approximately 66% and 14% of our total product costs during 2008 were derived from manufacturing operations in China and Mexico, respectively. We also contract with several domestic screen printers. Other than Dragon Crowd and Ningbo Jehson Textiles, two of our manufacturers located in China that accounted for 17% and 16% of our product costs during 2009, respectively, and for 18% and 14% of our product costs during 2008, respectively, no single manufacturer of finished goods accounted for more than 10% of our production expenditures during 2009 or 2008. We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. We evaluate our vendors primarily on the quality of their work, ability to deliver on time and cost. Representatives from our design and production staff visit and formally assess our foreign contract manufacturers multiple times per year. We also use the services of third parties to assist us in quality control and to ensure that our manufacturers are in compliance with applicable labor practices. These third parties generally perform periodic social compliance audits, provide regular quality inspections, monitor delivery deadlines and assess overall vendor performance. We believe that our commitment to quality control and our monitoring procedures are an important and effective means of maintaining the quality of our products and our reputation among consumers.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. China’s accession agreement for membership in the World Trade Organization, or WTO, provides that WTO member countries may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). We do not expect the limitations on imports from China to materially affect our operations because we believe we will be able to meet our needs from countries not affected by the restrictions or tariffs or from domestic sources.

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

Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency and labor shortages in China, may have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there may be increased pressure on costs and we intend to closely monitor our sourcing in China to avoid disruptions.

With the passage of the Consumer Product Safety Improvement Act of 2008 and similar state laws, such as California’s Proposition 65, there are new requirements mandated for the textiles and apparel industries. These requirements relate to all metal and painted trim items and certain other raw materials used in children’s apparel, as well as flammability standards in certain types of textiles. The Consumer Product Safety Commission, or CPSC, will require certification and testing for lead in paint and metal trims, pointed or sharp edge items, Phthalates, and fabric flammability to meet the CPSC’s limits. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC and similar state laws. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

Distribution and Sales

We seek to enhance our brand image by controlling the distribution of our products around the world and selling to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. We encourage our retailers to maintain specific merchandise presentation standards. Our products are offered over the Internet through selected authorized online retailers. Beginning in mid-2010, we intend to launch our own direct to consumer ecommerce platform. At December 31, 2009, we operated 13 full-price Volcom branded retail stores and licensed an additional eight full-price stores located in strategic markets around the world. Additionally, we own two multibrand Laguna Surf & Sport stores and license nine Volcom outlet stores. In addition to our retail accounts, we sell to distributors in Latin America, Asia Pacific and other developing markets throughout the world.

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

We employ an in-house sales team to serve major national accounts, such as Dillards, Macy’s, Nordstrom, Pacific Sunwear, Tilly’s and Zumiez. We also employ an in-house sales team to serve international territories not represented by one of our international licensees, such as Canada, Asia Pacific, Latin America and Puerto Rico.

In order to maintain sufficient inventories to meet the demands of our retailers, we typically pre-book orders in advance of delivery. None of our sales agreements with any of our customers provides for any rights of return. As is customary in our industry, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image.

We inspect, sort, pack and ship substantially all of our products, other than those sold by our licensees or in Canada and Japan, from our distribution warehouse located in Orange County, California for our United States operations, and from our warehouses in Anglet, France and Saint Geours de Maremne, France for our European operations. We distribute our products sold in Canada and Japan through third-party distribution centers located in Kamloops, British Columbia and Tokyo, Japan, respectively. All products received into these distribution centers are subject to our strict quality control standards, which include cross-referencing each style back to the pre-production and fit comments, which were made throughout the production cycle, reviewing design comments against product shipments, overall shipment inspection for water or other damage by our receiving department, and garment inspection and specification measurements by our quality control department.

Licensing

We serve Australia, Brazil, South Africa, Indonesia and Argentina (including Paraguay and Uruguay) through license agreements with five independent licensees. Our license agreement with our European licensee terminated on December 31, 2006. In 2007, as part of our international strategy, we have established our own operations in Europe in order to take direct control of the Volcom brand in Europe. We have a 13.9% ownership interest in our Australian licensee, Volcom Australia.

Our international license agreements grant our licensees exclusive, non-transferable rights to produce and sell specified Volcom branded products in their respective geographic areas. Our licensees pay us a specified royalty rate on their sales of these products. The license agreements require the licensee to follow our quality, design, marketing and distribution standards so that all products sold by licensees are consistent with the style, image, design and quality of other products we sell. We retain the right to require each licensee to discontinue selling any product that we believe does not meet our quality and design requirements. Each licensee is also required to provide us with samples of the Volcom branded products it intends to sell.

Our international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date
Australia	June 30, 2012	N/A
Brazil	December 31, 2013	N/A
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2014	N/A
Argentina (including Paraguay and Uruguay)	December 31, 2013	December 31, 2018

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

Advertising and Promotion

Our brand message blends elements of our athletes, fashion, art, music and film. We employ a multi-faceted advertising and promotion strategy. We do not generally use outside marketing agencies, preferring instead to utilize our internal marketing and art departments to create our advertisements and manage our various grassroots programs. Our advertising and promotional strategy primarily consists of athlete sponsorship, Volcom branded events, co-sponsored events, print advertisements, music, film, our Featured Artist Series, our Volcom branded retail stores and online marketing programs.

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

We sponsor domestic and international teams of leading athletes that wear our apparel, use our products and prominently display the Volcom brand and the Volcom Stone logo in competitions and other public appearances. We also produce films featuring our athletes, and support contests and other events in which our athletes promote our products. Some of our best-known athletes in each of our three boardsports and motocross include the following:

Skateboarding

•

Geoff Rowley — Geoff won the prestigious Thrasher Skater of the Year in 2000 and has been on the cover of many major skateboard publications. He remains one of the highest profile skateboarders at the core level on our team. He has been focusing much time and energy into the development of Volcom’s Stone-Age line, a skate specific line catering to core skateshops. He was featured in Flip Skateboard’s highly anticipated “Extremely Sorry” video, which was released in 2009, and was featured on the covers of Thrasher Magazine and Skateboard Magazine.

•

Mark Appleyard — Mark was named the Transworld Street Skater of the Year in 2007 and 2003. Mark was also the Thrasher Skater of the Year in 2003 and won the Transworld Reader’s Choice Award for 2004. Mark is currently a featured character in the highly popular EA Sports Skate 2 video game. Mark was recently featured on the cover of Transworld Skateboarding.

•

Rune Glifberg — In 2008, Rune won the Vans Pro-tec Pool Party for the third time in four years in Orange County, California and won a Gold Medal at the X-Games in the Superpark event. He also won the Quiksilver Bowlriders in Malmo, Sweden for the second year running as well as winning the Wellington Bowl-A-Rama in Wellington New Zealand in 2008. Rune also had the cover and a 16 page interview in the July 2008 Issue of Thrasher Magazine.

•

Lyn-Z Adams Hawkins — At the age of 20, Lyn-Z is at the forefront of professional female skaters. Lyn-Z entered her first pro contest at the age of 12. Since then, she has won three X games Vert gold medals and two silvers. She was also the first female skater to skate the ‘Mega Ramp’ and in November of 2009, she became the first female to land a 540 McTwist during a skateboarding display in Paris, France. Lyn-Z is also currently featured in the newest Tony Hawk video game.

Snowboarding

•

Gigi Rüf — Gigi has been a Volcom team rider for more than a decade and wears Volcom Outerwear. He was featured on the cover of the February 2008 issue of Snowboarder, the March 2008 issue of Transworld Snowboarding and three additional magazine covers in Europe. He was awarded the number three spot in Snowboarder Magazine’s 10 Best Riders Of The Year and multiple nominations at the Transworld Rider Poll Awards in 2008. Gigi was also featured on the cover of Transworld Snowboarding Magazine, accompanied by a 12-page interview, and the cover of Frequency Photo Book in 2008. Gigi is working on his own snowboard film due out in late 2010.

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

•

Kevin Pearce — Kevin won his first major international event during the 2006/2007 season at the Toyota Big Air in Sapporo, Japan. Also during the 2006/2007 season, he went on to win the Nippon Open Slopestyle, The Arctic Challenge quarter-pipe contest, and received second place at the Abominable Snow Jam in both half-pipe and quarter-pipe. Kevin finished the 2006/2007 season ranked fourth in the Ticket To Ride (TTR) world rankings for the 2006/2007 season. In the 2007/2008 season, Kevin won The Munich Air and Style, landing a cab 1260 in front of 30,000 fans. Kevin has also landed third on the podium at the X-Trial quarter-pipe in Tokyo, Japan, and won the European Open half-pipe in Laax, Switzerland. At the 2008 Winter X-Games in Aspen, Colorado, Kevin earned second in Big Air, second in Slopestyle and third in Super-Pipe. Kevin also won the Air and Style quarter-pipe contest in Innsbruck, Austria, as well as the 2008 Arctic Challenge in Norway. In 2008, he was crowned the champion of the TTR World Snowboard Tour. In 2009, Kevin earned a halfpipe victory at the European open, third place in the halfpipe at the Mt. Snow Dew Tour and a second place finish at the Winter X Games. Kevin also had an interview in Snowboard Magazine and was ranked second in Snowboarder Magazine’s 10 Best Riders of the Year.

•

Tyler Flanagan — At the age of 16, Tyler is one of the youngest members of the Volcom snow team, having joined the team when he was just nine years old. He recently won his first pro contest, the 2010 Dew Tour Slopestyle in Breckenridge, Colorado. Tyler also had two second place finishes at the 2010 Mammoth Grand Prix Slopestyle and 2010 Utah Dew Tour Slopestyle.

•

Janna Meyen — Janna was the first female 4-peat X Games gold medalist. She was named “Most Influential Female Snowboarder of All Time” by Snowboarder Magazine in 2008 and was crowned the 2004 Women’s Rider of the Year by Transworld Snowboarding Magazine. Her abilities range from big mountain riding to halfpipe, slopestyle and handrails. In 2009, she placed third in slopestyle at the Dew Tour in Lake Tahoe, CA. Janna finished in third place at the 2010 Winter X Games, bringing her total Winter X medal count to six.

•

Elena Hight — Elena was the youngest member of the 2006 U.S. Winter Olympic Snowboarding team and placed sixth at the Winter Olympic Halfpipe event. Elena had back-to-back wins at the Vans Cup snowboard halfpipe competition in 2007 and 2008. She finished with a third overall placement in the 2009 Winter Dew Tour. She was voted Women’s 2006 Rookie of the Year by Transworld Snowboarding Magazine and the 2006 Grom of the Year at the Fuel Action Sports TV Awards. Elena participated in her second Olympics in 2010, finishing in tenth place. She also won the girls halfpipe at the Dew Tour in Utah.

Surfing

•	Bruce Irons — For the last 10 years in surfing, there has been so few to compare with the mystique and marketability of Bruce Irons. Aside from great competitive success, including an Eddie Aikau Big

Wave Invitational win, two titles at the famous Banzai Pipeline, and several other Association of Surfing Professionals (ASP) Tour wins, Bruce is considered to be among the most influential surfers in the world. Although Bruce has steered away from full-time competition, he will continue to compete in select ASP and specialty events, and his primary focus is set where he excels the most, his free surfing. Bruce’s style and approach in big hollow waves is second to none, and he continues to set the standard at the world’s most intense waves like Pipeline and Teahupo’o. He continues to be covered by surf media in all forms, and his surf travels will be documented for years to come.

•

Dean Morrison — Dean is on the ASP’s World Championship Tour (WCT). Dean consistently finishes in the top 10 of the WCT year-end tour standings. Dean finished second at the WCT Pipe Masters event in December 2007, and more recently secured a third place finish at the same event in December 2009. He is noted as one of the best performing Australians on the North Shore of Oahu, and is consistently featured throughout the pages of the major surf magazines and the prestigious Surfline.com website. He won the WCT event at his home break at Snapper Rock, Australia in 2003.

•

Ozzie Wright — Ozzie is one of the world’s most unique and talented free surfers. The combination of his talent, including surfing, art and music, has proven that he is one of the most marketable athletes in the sport. Ozzie is best known for his persona and his innovative and progressive aerials. He has been featured on numerous surf magazine covers and interviews worldwide. Ozzie’s band “The Goons of Doom” continually gains notoriety as they tour globally. Ozzie is an avid artist and his art is consistently featured throughout the Volcom clothing line.

•

Dusty Payne — In the past few years, Dusty has received extensive media exposure and won many important contests. Dusty finished in the eighth spot on the ASP’s World Qualifying Series (WQS) in 2009, and he will be competing in his rookie season on the WCT in 2010. He was featured on three major U.S. surf magazine covers in 2009, and in numerous major magazine interviews and spreads. He placed third in the 2009 year-end results on the Transworld Business Exposure Meter. In 2009, Dusty was featured as one of the six of the world’s best up and coming riders in Taylor Steele’s new film project called Modern Collective. Dusty also won Surfer Magazine’s “Best Male Performance” award for our Veeco Productions project entitled “BS!” in 2009.

•

Mitch Coleborn — Mitch caught the surfing world by storm in 2009 with his casual mix of progressive tricks and old school power surfing. After a great amateur career in Australia, Mitch spent two years building his worldwide profile, and now is looking to compete on the ASP’s WQS. Mitch was also featured as one of the six of the world’s best up and coming riders in Taylor Steele’s new film project called Modern Collective. Mitch also had a breakthrough and star role in our Veeco Productions project entitled “BS!”.

Motocross

•

Ryan Villopoto — Ryan is currently one of the fastest motocross racers in the world, with numerous race wins and a total of four championship titles to his name, including the 2007 Lites Supercross Championship, and the 2006, 2007 and 2008 Lites Motocross Championship. Ryan has also helped lead Team USA to three Motocross Des Nation victories.

•

Nico Izzi — With over 200 amateur wins, Nico’s skills in the 85 class propelled him into the limelight at an early age, and set up his future as a pro. This past season Nico has had solid podium finishes in both the Supercross and Motocross 250 classes. He also received Rookie of the Year honors in the 250 class for 2008. Nico just got back to racing after an injury and is competing in the Supercross 250 class.

We sponsor additional high-profile athletes. Some of these athletes include Gavin Beschen, Caswell Berry, Dennis Busenitz, Dustin Dollin, David Gonzalez, Alex Gray, Coco Ho, Seth Huot, Mark Landvik, Pat Moore, Luan Oliveira, Alex Perelson, Iouri Podladtchikov, Darrell Stanton, Nick Trapasso and Wille Yli-Luoma.

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

We run a “Let The Kids Ride Free” contest series for each of skateboarding, snowboarding and surfing. These contests include the Wild in the Parks Skate Series, the Peanut Butter and Rail Jam Snow Series and the Totally Crustaceous Surf Series. These contests are held around the world both by us and by our international licensees. At these events, we emphasize fun and excitement for participants and spectators. The contests are open on a first-come, first-served basis and entry is free, so amateurs and first time competitors can compete alongside professionals. Additionally, free beverages and food are often provided, along with giveaways from us and other companies. We have a global championship event for each series where we invite the top qualifiers from each region to compete.

In January 2010, along with Electric, we hosted our first major ASP sanctioned surf contest at Pipeline on Oahu’s North Shore titled the “Volcom Pipeline Pro.” Surfers from around the world attended this WQS event to compete for the prestigious title. The event was broadcasted live on high definition webcast.

In 2010, we will be sponsoring the street portion of the Maloof Money Cup in New York City, New York and Orange County, California titled the “Volcom Street Pro.” This is an invitation-only event, where the best riders from around the world will compete for one of the richest prize purses in skateboarding. The event will be broadcast on Fox Network, Fuel TV and via webcast.

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

Print Advertisements

We place the majority of our print advertisements in boardsports magazines such as Thrasher, Transworld Skateboarding and Snowboarding, Snowboarder, Surfing and Surfer. We also advertise in fashion lifestyle magazines such as Complex, Elle, Teen Vogue and Vice. We combine athletes, lifestyle, innovative visual designs and our unique style into our advertisements. Our internal art department designs all of our advertisements, including most of those placed in international publications to support our licensees. We do not generally use outside advertising agencies. By maintaining complete creative control of our advertisements, we are able to ensure that our brand image remains consistent with our heritage and passion for action sports.

Music

We operate our own music and entertainment label, Volcom Entertainment, which identifies and signs musical artists and produces and distributes recordings in the form of CDs, digital downloads, vinyl LPs and wireless media worldwide through our retail accounts, music retailers and online distribution channels. Some of our best-known artists include Year Long Disaster, a rock band from Los Angeles, California; Valient Thorr, a rock band from Chapel Hill, North Carolina; Riverboat Gamblers, a rock band from Austin, Texas; Pepper, an alternative band from Kona, Hawaii; and ASG, a rock band from Wilmington, North Carolina. We believe that this component of our marketing platform provides us with a creative and artistic medium to connect with our target market and differentiates us from our competitors.

While we currently generate modest revenues from sales of music, these products reinforce our brand image and enhance our marketing efforts. The music and bands are also integrated into the Volcom brand seasonally via a line of music and musician inspired clothing. The entertainment label also helps produce marketing and product marketing campaigns to drive sales and general brand awareness, which not only involves our signed bands but also high profile acts like Pearl Jam, who we worked closely with in 2009.

During 2007, we launched “The Volcom Tour,” an annual company branded international music tour featuring our artists and other high profile acts. We also operate and sponsor an annual music competition for unsigned rock bands called the “Band Joust.” In 2008, we launched a subscription based vinyl record club coined “Volcom Ent Vinyl Club”, which delivers subscribers collectable vinyl singles on a bi-monthly basis. Additionally, our bands play at tradeshows, account demonstrations and other Volcom events.

In North America, we have entered into a music distribution arrangement with The Orchard, which is a full service, publicly traded, independent marketing and distribution company that specializes in music and video entertainment. In the rest of the world, we are exclusive with ADA Global, a music distribution company owned by Warner Music Group. These arrangements provide us with a greater array of worldwide distribution options for our bands. We intend to continue to promote Volcom Entertainment as an enhancement to our brand.

Film

We produce skateboarding, snowboarding and surfing films that feature our sponsored athletes through Veeco Productions, our film production division. We started this division in 1993, and believe that our films, like our music, are an integral part of our marketing and branding efforts.

Veeco has produced over 15 films including Alive We Ride, The Garden, Subjekt: Haakonsen, Magnaplasm, Chichagof, The Bruce Movie, BS! and Escramble. In 2007, our Australian licensee produced Let’s Live, a skateboard movie starring the Volcom Australia skateboard team as well as other international Volcom riders. Our films have been critically acclaimed and have won awards such as Best Core Film at the X-Dance Film Festival, Best Cinematography for a Snow Movie at the Unvailed Band and Board Event, Surfer Magazine’s Video of the Year and Surfer Magazine’s Video Award for Best Performance by a Male Surfer (Bruce Irons — twice). In our films, we feature Volcom team riders such as Geoff Rowley, Terje Haakonsen and Bruce Irons wearing Volcom branded products, which emphasizes our boardsports heritage and close association with leading boardsports athletes. Our films are distributed to our retail customers, as well as music and video stores.

In 2008, Veeco Productions entered into distribution deals with iTunes and Fuel TV. Currently, we sell four movies on iTunes and have produced and released multiple movies specifically for Fuel TV.

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

Retail

We currently operate 13 full-price Volcom branded retail stores located in strategic markets around the world. We believe that operating company-owned, branded retail stores is an effective way for us to promote our products, athletes and brand image. The Volcom stores are stocked with much of our product line, as well as limited edition goods only available in our stores. Our Volcom stores regularly host events with our athletes, Volcom featured artists and musicians, which attract consumers and enable us to showcase our brand. The design and layout of the stores, which include an assortment of our apparel, art presentations, a music listening station with Volcom Entertainment titles and a Veeco Productions section with our film titles, exemplifies our philosophy of change and youth culture. Our licensees currently operate eight Volcom branded retail stores in such places as Germany, South Africa and Thailand. We also own two multibrand Laguna Surf & Sport stores and license nine Volcom outlet stores.

The Volcom Pipehouse

In February 2007, we purchased one of the most famous houses in surfing history directly in front of the Pipeline surf break on the North Shore of Oahu, Hawaii, commonly referred to as the Pipehouse. This house is our second residence in front of the world renowned Pipeline surf break. This home is the headquarters for top Volcom team riders and is also used as a research and development center for product design and testing and retailer roundtables. The original Volcom house will continue to accommodate the majority of Volcom’s domestic and international up-and-coming team riders and serve as a marketing location throughout the year. We believe these two properties provide Volcom with a unique global marketing platform.

Online Marketing

Our website, located at www.volcom.com, serves as an additional medium for us to communicate our brand message. Visitors to our website are able to view our line of apparel and accessories, read news releases, learn about our team riders and view information about our Volcom branded events. Our website offers a directory of our traditional, store-based retailers and we sell our films and music direct to consumers on our website. In the past, we have generally not sold apparel on our website, other than certain Volcom Entertainment products. In 2010, we are making investments related to our direct to consumer ecommerce platform, which we intend to launch in mid-2010. As a means to further connect with our core consumers, we allow visitors to sign-up for email distributions of periodic news releases as well as updates on our product line, team riders and Volcom branded events. Information contained on our website does not constitute part of, nor is it incorporated into, this Form 10-K.

Competition

We compete globally with companies of various size and scale, many of whom are significantly larger than we are and have substantially greater resources than we have. We believe our most significant direct competitors currently include Quiksilver Inc., including the Quiksilver, Roxy and DC brands; Billabong International Limited, including the Billabong and Element brands; Burton; and Nike, including several Nike related brands and Hurley. We also compete with smaller companies that focus on one or more boardsport segments. The boardsports market is susceptible to rapid changes in consumer preferences, which could affect acceptance of our products.

We compete primarily on the basis of successful brand management and recognition, marketing and product design, style, performance and quality. We believe that we compete favorably with our competitors on these bases, although because several of our competitors are companies with greater resources than we have, they have been able to allocate these resources toward brand building and marketing programs that are greater in scope and size than ours. In order to further our success and continued growth we believe it will be necessary to:

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

Principal Customers

In 2009, 2008 and 2007, 20%, 28% and 33%, respectively, of our product revenues were derived from our five largest customers. Other than Pacific Sunwear, which accounted for 11%, 16% and 18% of our product revenues in 2009, 2008 and 2007, respectively, no single customer accounted for more than 10% of our product revenues during 2009, 2008 or 2007. We believe that revenues from our five largest accounts, including Pacific Sunwear, will continue to decrease as a percentage of our overall revenues as we continue to diversify our account base and expand internationally.

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

Intellectual Property

We own the Volcom and Volcom Stone Design trademarks and various combinations of these marks in approximately 100 countries around the world, along with several issued and pending patents in the United States, Canada, China, Europe, and Japan. We also own the Electric and Electric Volt logo trademarks in more than 20 countries around the world, as well as several design patent registrations in the United States. Our pending and registered trademarks in the United States and other nations are primarily used on apparel and related accessories, sunglasses, goggles and for retail services. We also apply for and register our Volcom Entertainment and Veeco Productions trademarks in the United States and internationally mainly for use with our music and film products. We believe our trademarks and registered trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. Trademarks registered outside of the United States typically have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application.

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

Employees

We believe our employees are among our most valuable resources and have been an important part of our success. As of December 31, 2009, we had a total of 492 full-time domestic and European employees. We are not party to any labor agreements and none of our employees are represented by a labor union. We consider our relationship with our employees to be excellent and have never experienced a work stoppage.

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

The current global economic environment coupled with cyclical economic trends in apparel retailing could have a material adverse effect on our results of operations.

The apparel industry historically has been subject to substantial cyclicality. As the economic conditions in the global economy have deteriorated during the past two years, discretionary consumer spending has declined. The current global economic slowdown may result in lower than expected orders of our products and put negative pressure on our gross margins due to the promotional environment. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders from suppliers like Volcom, or order cancelations. Reduced sales by some of our wholesale customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. Many of our retail customers, including Pacific Sunwear, have reported negative same store sales growth comparisons and difficult holiday seasons. The economic downturn in the United States, European and broader global economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 11% of our product revenues in 2009 and approximately 16% in 2008. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 42%, or $22.0 million, for 2009 compared to 2008. We currently expect a decrease in revenue from Pacific Sunwear in the first quarter of 2010 compared to first quarter of 2009. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an adverse affect on our operating results.

If we are unable to successfully integrate the operations of Electric or our other acquisitions, including our Japanese and UK territories, our business and earnings may be negatively affected.

We occasionally consider and, as we believe appropriate, make acquisitions that we believe are complementary to our business. Acquisitions involve significant integration efforts. Successful integration of an acquired company will depend primarily on our ability to consolidate operations, systems, procedures, properties and personnel. Acquisitions also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration. We cannot assure you that we will be able to integrate an acquired company’s operations without encountering difficulties including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties integrating an acquired company, we might not achieve the economic benefits we expect to result from the acquisition, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of a business and may not realize expected benefits from the acquisition within the expected time frame, if at all.

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

Some of our retailers have experienced financial difficulties as a result of the recent economic environment and the related decline in discretionary consumer spending. A retailer experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. We extend credit to our retailers based on our assessment of the retailer’s financial condition, generally without requiring collateral. A retailer experiencing financial difficulties generally increases our exposure to the risk of uncollectible receivables. While such credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. In addition, product sales are dependent in part on retailers continuing investments in high quality merchandising and in creating appealing store environments which attract consumers. Retailers who experience financial difficulties may reduce, delay, or cease making such investments, which may result in lower sales of our products. Such financial difficulties on the part of our retailers could have a material adverse effect on our results of operations and financial condition.

Our international operations involve inherent risks which could result in harm to our business.

We currently source the majority of our products from third-party manufacturers located outside of the United States, primarily in China and Mexico, and a considerable portion of our revenues are derived from product sales outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.

If we fail to comply with federal or state consumer product laws, it could materially affect our gross margin and financial performance.

With the passage of the Consumer Product Safety Improvement Act of 2008 and similar state laws, such as California’s Proposition 65, there are new requirements mandated for the textiles and apparel industries. These requirements relate to all metal and painted trim items and certain other raw materials used in children’s apparel, as well as flammability standards in certain types of textiles. The Consumer Product Safety Commission, or CPSC, will require certification and testing for lead in paint and metal trims, pointed or sharp edge items, Phthalates, and fabric flammability to meet the CPSC’s limits. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC and similar state laws. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

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

At December 31, 2009, we had approximately $6.8 million of non-amortizing trademark and other non-amortizing intangible assets and $1.3 million of goodwill on our balance sheet. These assets are not required to be amortized under current accounting rules. In addition, we had approximately $3.0 million of intangible assets, net of accumulated amortization, that are being amortized under current accounting rules. The combined amounts represent 4% of our total assets and 5% of total stockholders’ equity.

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

The fair value of a reporting unit could decline if forecasted revenues or cash flows were to be lower in the future due to effects of the global recession or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge. In 2009, we had impairment charges of $0.1 million associated with the intangible assets related to Volcom Europe, Electric and Laguna Surf & Sport. In 2008, we had impairment charges of $16.2 million associated with the goodwill and intangible assets related to Electric and Laguna Surf & Sport. In 2007, we had impairment charges of $0.2 million associated with the goodwill related to Welcom Distribution SARL. A significant reduction in the estimated future cash flows could result in additional impairment losses, which could have a material adverse effect on our results of operations and financial condition.

If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and Dragon Crowd, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.

Our manufacturers could cease to provide products to us with little or no notice. We also understand that some factories in China, where we produced approximately 63% of our goods in 2009, are closing due to rising costs and an inability to operate at a profit. If factories where we produce goods were to close or stop producing goods for us, it could result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and could require the establishment of new manufacturing relationships. The establishment of new manufacturing relationships involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. Furthermore, purchases from two contractors, Dragon Crowd and Ningbo Jehson Textiles, totaled approximately 17% and 16%, respectively, of our product costs in 2009, and approximately 18% and 14%, respectively, of our product costs in 2008. The loss of either of these manufacturers would likely require us to establish new manufacturing relationships, which would likely cause increased costs, disruptions in the manufacture and shipment of our products and a corresponding loss of revenues.

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

Consolidation amongst our retail customers or changes in the mix of our retailers could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

We sell our products through a mix of retailers, including specialty boardsports retailers and several retail chains. Consolidation amongst our retail customers or changes in the mix of our retailers, including the growth of online retailers, could adversely affect our gross margin and could negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition.

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

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, licensing revenues, and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars (primarily sales of goods to Canada, collection of receivables denominated in Canadian dollars and purchases of sunglasses in Euro). As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases. If we are unsuccessful in using various foreign currency exchange contracts our profits and cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.

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

We rely on intellectual property laws to protect our proprietary rights with respect to our trademarks and pending patents. We are susceptible to injury from the counterfeiting of our products, which may harm our reputation for producing high-quality products or force us to incur additional expense in enforcing our rights. It is difficult and expensive to detect and prevent counterfeiting. Despite our efforts to protect our intellectual property, counterfeiters may continue to violate our intellectual property rights by using our trademarks and imitating our products, which could potentially harm our brand, reputation and financial condition.

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

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. In the past, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the fall and holiday seasons, and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts, t-shirts and sunglasses) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets, outerwear and goggles) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. Additionally, our business in Europe is extremely seasonal with revenues concentrated primarily in the first and third quarters, shipment of low margin samples concentrated in the second and fourth quarters, and a relatively steady pace of selling, general and administrative expenses throughout the year. Because a substantial portion of our operating income is derived from our third and fourth quarter revenues, a shortfall in expected third and fourth quarter revenues would cause our annual operating results to suffer significantly.

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

As of December 31, 2009, our executive officers, directors and their affiliates beneficially own or control approximately 21.3% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott own approximately 6.2% and 12.9%, respectively, of the 24,374,362 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principle executive and administrative offices are located in Costa Mesa, California. Our primary warehousing and distribution facility is located in Irvine, California. As a result of the existing and planned improvements to our current headquarters and the additional Irvine distribution facility, we believe our current facilities will be adequate to meet our needs for the next twelve months.

The location, general use, approximate size and final lease option term of our material properties as of December 31, 2009, none of which is owned by us, except for the building in Anglet, France, are set forth below:

Location	Use	Term	Square Feet
Costa Mesa, California	Global headquarters	July 2024	104,000
Irvine, California	Distribution center	September 2017	164,000
San Clemente, California	Electric headquarters	March 2010	8,000
Anglet, France(1)	European headquarters	May 2036	34,000
Saint Geours de Maremne, France	European warehouse	October 2019	68,000

(1)	We own the facilities located on this leased land in Anglet, France.

As of December 31, 2009, we also operated 15 retail stores located around the world on leased premises. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2009
First Quarter (March 31, 2009)	$11.86	$6.63
Second Quarter (June 30, 2009)	$14.84	$9.75
Third Quarter (September 30, 2009)	$17.17	$11.25
Fourth Quarter (December 31, 2009)	$19.23	$15.33
Year Ended December 31, 2008
First Quarter (March 31, 2008)	$22.98	$13.82
Second Quarter (June 30, 2008)	$28.88	$18.57
Third Quarter (September 30, 2008)	$26.00	$16.25
Fourth Quarter (December 31, 2008)	$17.41	$6.39

The approximate number of holders of record of our common stock as of March 8, 2010 was 47.

On March 8, 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $19.04 per share.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2009.

Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,103,158	$16.52	2,923,142	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,103,158	$16.52	2,923,142

(1)	Does not include the automatic increase of 487,487 shares of common stock on January 2, 2010 under the Amended and Restated 2005 Stock Incentive Plan.

We do not maintain any equity-based compensation plan that has not been approved by our stockholders or any employee stock purchase plan.

Performance Graph1

The following graph shows a comparison of cumulative total returns for Volcom, the NASDAQ Composite Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index during the period commencing on June 30, 2005 (the date of our first day of trading) and ending on December 31, 2009. The comparison assumes $100 was invested on June 30, 2005 in each of our common stock (at the initial offering price), the NASDAQ Composite Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index and assumes the reinvestment of all dividends, if any. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

Among Volcom, Inc, The NASDAQ Composite Index

And The S&P Apparel, Accessories & Luxury Goods Index

*	$100 invested on 6/29/05 in stock & 5/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Annual Percentage Return

	06/29/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Volcom, Inc	100.00	179.00	155.63	115.95	57.37	88.11
NASDAQ Composite	100.00	106.51	119.84	130.04	76.85	111.01
S&P Apparel, Accessories & Luxury Goods	100.00	105.53	136.92	95.22	63.07	102.63

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$278,598	$332,110	$265,193	$201,186	$156,716
Licensing revenues	2,041	2,194	3,420	4,072	3,235

Total revenues	280,639	334,304	268,613	205,258	159,951
Cost of goods sold	139,844	171,208	138,570	103,237	78,632

Gross profit	140,795	163,096	130,043	102,021	81,319
Operating expenses:
Selling, general and administrative expenses	110,847	112,464	79,411	58,417	42,939
Asset impairments	—	16,230	—	—	—

Total operating expenses	110,847	128,694	79,411	58,417	42,939

Operating income	29,948	34,402	50,632	43,604	38,380
Other income (loss)	1,892	(906)	4,374	4,069	1,101

Income before provision for income taxes	31,840	33,496	55,006	47,673	39,481
Provision for income taxes	10,096	11,787	21,671	18,920	10,475

Income before equity in earnings of investee	21,744	21,709	33,335	28,753	29,006
Equity in earnings of investee	—	—	—	—	331

Net income	$21,744	$21,709	$33,335	$28,753	$29,337

Net income per share:
Basic	$0.89	$0.89	$1.37	$1.19	$1.36
Diluted	$0.89	$0.89	$1.37	$1.18	$1.34
Weighted-average shares outstanding:
Basic	24,352,146	24,337,923	24,302,893	24,227,845	21,627,821
Diluted	24,363,544	24,357,652	24,419,802	24,304,627	21,839,626

Year Ended December 31, 2005
(In thousands, except per share data)
Pro Forma Net Income Data(1):
Income before provision for income taxes, as reported	$39,481
Pro forma provision for income taxes	16,223

Pro forma income before equity in earnings of investee	23,258
Equity in earnings of investee	331

Pro forma net income	$23,589

Pro forma net income per share:
Basic	$1.09
Diluted	$1.08
Pro forma weighted-average shares outstanding:
Basic	21,627,821
Diluted	21,839,626

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,180	$79,613	$92,962	$85,414	$71,712
Working capital	178,205	151,710	147,347	121,069	98,470
Total assets	253,033	221,623	202,494	149,748	111,381
Long-term capital lease obligations, less current portion	—	23	33	106	183
Total stockholders’ equity	218,967	193,703	172,855	133,997	102,680

(1)	Pro forma net income data reflects the provision for income taxes that would have been recorded had we been subject to Federal and state income taxes as a C corporation, and not been exempt from paying income taxes other than California franchise taxes due to our S corporation election, from January 1, 2002 to June 29, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an innovative designer, marketer and distributor of premium quality young mens and young womens clothing, footwear, accessories and related products under the Volcom brand name. We seek to offer products that appeal to participants in skateboarding, snowboarding, surfing and motocross, and those who affiliate themselves with the broader action sports lifestyle. Our products, which include, among others, t-shirts, fleece, bottoms, tops, jackets, boardshorts, denim, outerwear, sandals, girls swimwear and a complete collection of kids and boys clothing, combine fashion, functionality and athletic performance. We develop and introduce products that we believe set the industry standard for style and quality in each of our product categories.

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

In Australia, Indonesia, South Africa, Brazil and Argentina (including Paraguay and Uruguay), we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify quality, design, marketing and distribution standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. We established our own operations in Europe in anticipation of the expiration of the licensing agreement with our European licensee on December 31, 2006. Pursuant to an agreement between us and Volcom Europe (our former European licensee), Volcom Europe produced and distributed the Spring 2007 Volcom line in Europe and paid us our same royalty rate as required under the license agreement. As a result, we experienced a decrease in our licensing revenues and an increase in our selling, general and administrative expense while we built the necessary infrastructure and hired employees to establish and support our own operations in Europe. Our product revenues have increased in Europe as we now recognize revenue from the direct sale of our products in this territory.

Our revenues increased from $160.0 million in 2005 to $280.6 million in 2009. In June 2007, we began direct distribution of our product in Europe, which has contributed to our increase in sales. The operations of our newly acquired subsidiary, Electric, are included in our operating results since January 17, 2008, which also contributed to our increase in revenues. The recent global macroeconomic environment has continued to put significant pressure on discretionary consumer spending worldwide. While we believe Volcom is well positioned from a business and financial perspective, we are not immune to global economic conditions. We believe it is these conditions that caused our revenues to decrease $53.7 million to $280.6 million in 2009 from $334.3 million in 2008. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues from 2005 to 2009 resulted primarily from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.

Sales to Pacific Sunwear decreased 42%, or $22.0 million, for 2009 compared to 2008. We currently expect a decrease in revenue from Pacific Sunwear in the first quarter of 2010 compared to first quarter of 2009. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to preseason orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. If the current global economic environment persists or worsens in 2010, we may determine it to be necessary to offer additional discounts, which may reduce our gross margins and could adversely impact our financial performance and results of operations. Our gross margins have also historically been seasonal, with the first quarter typically having the highest margin. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency and labor shortages in China, may have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there may be increased pressure on costs and we intend to closely monitor our sourcing in China to avoid disruptions.

With the passage of the Consumer Product Safety Improvement Act of 2008 and similar state laws, such as California’s Proposition 65, there are new requirements mandated for the textiles and apparel industries. These requirements relate to all metal and painted trim items and certain other raw materials used in children’s apparel, as well as flammability standards in certain types of textiles. The Consumer Product Safety Commission, or CPSC, will require certification and testing for lead in paint and metal trims, pointed or sharp edge items, Phthalates, and fabric flammability to meet the CPSC’s limits. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC and similar state laws. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team, hired additional personnel and made investments in new territories and initiatives. As a percentage of revenues, our selling, general and administrative expenses have increased from 26.8% in 2005 to 39.5% in 2009. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, we have made investments in our recently acquired distributors in Japan and the UK, which has increased our selling, general and administrative expenses as a percentage of revenues. Our selling, general and administrative expenses have decreased on an absolute dollar basis from $112.5 million in 2008 to $110.8 million in 2009. This decrease in absolute dollars was due primarily to our company-wide expense reduction initiatives enacted in 2009, and decreases in commissions expense and amortization expense. However, our selling, general and administrative expenses as a percentage of revenues have increased from 33.6% in 2008 to 39.5% in 2009. This increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributors in Japan and the UK, and incremental expenses associated with our additional retail stores.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

Revenue Recognition

Revenues are recognized upon shipment, at which time transfer of title occurs and risk of ownership passes to the customer. None of our sales agreements with any of our customers provides for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image. We record an allowance for anticipated returns through a reduction in revenues in the period that the related revenues are recorded. Sales returns allowances are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, our actual sales returns have not been materially different from management’s original estimates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual sales returns are significantly different than the recorded estimated allowance, we may be exposed to losses or gains that could be material. For example, assuming there had been a 10% increase in our 2009 returns, pre-tax income for the year ended December 31, 2009 would have been reduced by approximately $1.1 million.

Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Volcom branded products.

Accounts Receivable

We extend credit to our customers and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for certain products. Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain an allowance for doubtful accounts based on our historical experience of bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition, current economic trends and any specific customer collection issues that have been identified, all of which are subject to change. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but we cannot assure you that we will continue to experience the same credit loss rates that we have experienced in the past. If the actual uncollected amounts significantly exceed the estimated allowance, our operating results would be adversely affected. Assuming there had been a 10% increase in our 2009 allowance for doubtful accounts, pre-tax income for the year ended December 31, 2009 would have been reduced by approximately $0.5 million. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses when they arise.

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

Some events, including terrorist acts or threats and trade restrictions and safeguards, could also interrupt the production and importation of our products or otherwise increase the cost of our products. Additionally, our estimates of product demand and market value could be inaccurate, which could result in excess or obsolete inventory. As a result, our operations and financial performance could be negatively affected. Assuming there had been a 10% increase in our 2009 allowance for excess or obsolete inventory, our pre-tax income for the year ended December 31, 2009 would have been reduced by $0.2 million.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification, or ASC, 350. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. We evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses are reflected in operating income. In 2009, we recorded an impairment loss associated with the non-amortizing intangible assets related to Volcom Europe. In 2008, we recorded an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. In 2007, we recorded an impairment loss associated with the goodwill related to its subsidiary, Welcom Distribution SARL. See Note 7 to the Consolidated Financial Statements for further discussion.

Long-Lived Assets

We acquire assets in the normal course of our business. We evaluate the recoverability of the carrying amount of these long-lived assets (including fixed assets and other amortizable intangible assets) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Impairments, if any, would be recognized in operating earnings. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets. In 2009 and 2008, we recorded impairment losses associated with its amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Consolidated Financial Statements for further discussion.

Investment in Unconsolidated Investee

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

Income Taxes

We adopted the provisions of guidance included in ASC 740 on January 1, 2007. The guidance included in ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of guidance included in ASC 740, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 14 to the Consolidated Financial Statements for further discussion.

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

Foreign Currency Translation

We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. During 2008 and 2009, we entered into forward exchange contracts to hedge a portion of our European operations U.S. dollar denominated inventory purchases. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income.

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

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. Beginning in January 2008, we added the full product line from Electric, which includes sunglasses, goggles, soft goods and other accessories sold under the Electric brand name. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on product sales by our international licensees in Europe (through delivery of our Spring 2007 line), Australia, Indonesia, South Africa, Brazil and Argentina.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Year Ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	49.8	51.2	51.6

Gross profit	50.2	48.8	48.4
Operating expenses:
Selling, general and administrative expenses	39.5	33.6	29.6
Asset impairments	—	4.9	—

Total operating expenses	39.5	38.5	29.6

Operating income	10.7	10.3	18.8
Other income (expense)	0.6	(0.3)	1.7

Income before provision for income taxes	11.3	10.0	20.5
Provision for income taxes	3.6	3.5	8.1

Net income	7.7%	6.5%	12.4%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Consolidated revenues in 2009 were $280.6 million, a decrease of $53.7 million, or 16.1%, compared to $334.3 million in 2008. Revenues from our United States segment were $188.8 million in 2009, a decrease of $48.3 million, or 20.4% compared to $237.1 million in 2008. Revenues from our Europe segment were $70.7 million in 2009, a decrease of $2.3 million, or 3.2% compared to $73.0 million in 2008. Revenues from our Electric segment were $21.1 million in 2009, a decrease of $3.1 million, or 12.8% compared to $24.2 million in 2008. We believe our overall decline in revenues was driven primarily by the state of the global macroeconomic environment and the decline in discretionary consumer spending worldwide. The decrease in our European segment revenues was affected by $3.8 million of net detrimental changes in foreign currency rates. The primary functional currency of our European operations is the Euro. On a Euro to Euro basis, revenues in our European segment increased approximately 2% in 2009 compared to 2008.

Revenues from our five largest customers were $56.8 million in 2009, a decrease of $37.3 million, or 39.7%, compared to $94.1 million in 2008. Excluding revenues from Pacific Sunwear, which decreased $22.0 million, or 42.3%, to $30.0 million, total revenues from our remaining five largest customers decreased $15.3 million, or 36.4%, to $26.8 million in 2009 from $42.1 million in 2008. We currently expect a decrease in revenue from Pacific Sunwear in the first quarter of 2010 compared to first quarter of 2009.

Consolidated product revenues decreased $53.5 million, or 16.1%, in 2009 to $278.6 million from $332.1 million in 2008. Revenues from mens products decreased $25.5 million, or 15.7%, to $136.8 million in

2009, compared to $162.3 million in 2008. Revenues from girls products decreased $22.0 million, or 27.3%, to $58.5 million in 2009 compared to $80.5 million in 2008. Revenues from our Electric subsidiary decreased $3.1 million, or 12.8%, to $21.1 million in 2009 compared to $24.2 million in 2008. Revenues from boys products, which include our line of kids clothing for young boys ages 4 to 7, decreased $1.9 million, or 8.4%, to $20.0 million in 2009 compared to $21.9 million in 2008. Revenues from footwear products decreased $1.3 million, or 22.9%, to $4.4 million in 2009 compared to $5.7 million in 2008. Revenues from our girls swim line decreased $0.4 million, or 6.5%, to $5.7 million in 2009 compared to $6.1 million in 2008. Revenues from snow products increased $1.5 million, or 5.1%, to $29.7 million in 2009 compared to $28.2 million in 2008.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $138.7 million, or 49.8% of our product revenues, and $195.9 million, or 59.0% of our product revenues, in 2009 and 2008, respectively. Product revenues in Europe were $75.3 million, or 27.0% of our product revenues, and $77.9 million, or 23.5% of our product revenues, in 2009 and 2008, respectively. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $64.6 million, or 23.2% of our product revenues, and $58.3 million, or 17.5% of our product revenues, in 2009 and 2008, respectively.

Gross Profit

In 2009, consolidated gross profit decreased $22.3 million, or 13.7%, to $140.8 million compared to $163.1 million in 2008. Gross profit as a percentage of revenues, or gross margin, increased 140 basis points to 50.2% in 2009 compared to 48.8% in 2008. Gross margin related specifically to product revenues increased 140 basis points to 49.8% in 2009 compared to 48.4% in 2008. Gross margin on product from the U.S. segment increased 280 basis points to 48.3% in 2009 compared to 45.5% in 2008, primarily due to limited year-end markdowns as a result of an overall less promotional selling environment and tighter inventory controls, combined with an increased margin in Japan due to the acquisition of our Japanese distributor in November 2008. Gross margin from the European segment decreased 360 basis points to 52.0% in 2009 compared to 55.6% in 2008, primarily due to currency fluctuations related to the strengthening of the U.S. dollar to the Euro compared to the same period last year, which affected their U.S. dollar inventory purchases. Gross margin from the Electric segment decreased 50 basis points to 55.3% in 2009 compared to 55.8% in 2008, primarily due to higher inventory liquidation than in the prior year.

Operating Expenses

In 2009, consolidated total operating expenses decreased $17.9 million, or 13.9%, to $110.8 million compared to $128.7 million in 2008. In 2008, operating expenses included a $16.2 million non-cash asset impairment charge on goodwill and intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. These impairment charges were driven by the economic downturn, whereby our estimated future cash flows expected from these reporting units were significantly reduced causing decreases in their estimated fair market values. The remaining $1.7 million decrease in selling, general and administrative expenses was due primarily to decreased commissions expense of $2.7 million associated with a decrease in revenues between periods, decreased amortization expense of $1.4 million associated with the impairment of amortizing intangible assets during the fourth quarter of 2008 and a net decrease in various other expense categories of $1.1 million. These decreases were offset by an increase in selling, general and administrative expenses due to incremental expenses of $3.5 million associated with our recently acquired Japanese distributor. As a percentage of revenues, selling, general and administrative expenses increased to 39.5% in 2009 from 33.6% in 2008. The 5.9% increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the deleveraging of certain fixed costs over a lower revenue base as well as incremental expenses associated with our recently acquired distributors in Japan and the UK, and incremental expenses associated with our additional retail stores.

Operating Income

As a result of the factors above, consolidated operating income in 2009 decreased $4.5 million to $29.9 million compared to $34.4 million in 2008. Operating income as a percentage of revenues increased to 10.7% in 2009 from 10.3% in 2008.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income in 2009 was $0.4 million compared to $0.9 million in 2008. This decrease in interest income was due to lower returns on our cash and cash equivalents and short-term investments. Foreign currency gain (loss) increased to a $1.5 million gain in 2009 compared to a $1.8 million loss in 2008, which was due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We computed our provision for income taxes for 2009 using an annual effective tax rate of 31.7%, which is a decrease of 350 basis points from 35.2% in 2008 due primarily to the 2008 income tax effect of the goodwill and intangible asset impairment. The provision for income taxes decreased $1.7 million to $10.1 million in 2009 compared to $11.8 million in 2008.

Net Income

As a result of the factors above, net income remained consistent at $21.7 million in 2009 and 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Consolidated revenues in 2008 were $334.3 million, an increase of $65.7 million, or 24.5%, compared to $268.6 million in 2007. Revenues from our European segment were $73.0 million in 2008, an increase of $32.9 million, compared to $40.1 million in 2007. The increase in revenues from our European segment was a result of the transition of our European operations from a licensee model to a direct control model during the third quarter of 2007. The operations of Electric have been included in our operating results since January 17, 2008, and contributed $24.2 million in revenues in 2008. Revenues from our five largest customers were $94.1 million in 2008, an increase of $5.3 million, or 5.9%, compared to $88.8 million in 2007. Excluding revenues from Pacific Sunwear, which increased $3.4 million, or 6.9%, to $52.0 million, total revenues from our remaining five largest customers increased $1.9 million, or 4.7%, to $42.1 million in 2008 from $40.2 million in 2007. We believe our overall domestic revenue growth was driven primarily by the increasing popularity of our brand across our target markets and increasing acceptance of our products at retail as a result of marketing and advertising programs that effectively promoted our brand, a compelling product offering, high-quality standards and strong relationships with our retailers. Further, several of our largest retailers opened additional stores during 2008 and those store openings likely contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store.

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

Gross Profit

In 2008, consolidated gross profit increased $33.1 million, or 25.4%, to $163.1 million compared to $130.0 million in 2007. Gross profit as a percentage of revenues, or gross margin, increased 40 basis points to 48.8% in 2008 compared to 48.4% in 2007. Gross margin related specifically to product revenues increased 70 basis points to 48.4% in 2008 compared to 47.7% in 2007. Gross margin on product from the U.S. segment decreased 200 basis points to 45.5% in 2008 compared to 47.5% in 2007, primarily due to additional discounts that we believe were the result of the soft domestic retail environment. These U.S. segment gross margin pressures were partially offset by our European segment delivering gross margin on product of 55.6% due to strong full-price sell through and foreign currency gains during 2008. This compares to a gross margin on product of 48.9% in 2007, when our European segment was undergoing its transition from a licensee model to a direct control model in the third quarter of 2007.

Operating Expenses

In 2008, consolidated total operating expenses increased $49.3 million, or 62.1%, to $128.7 million compared to $79.4 million in 2007. This increase includes the $16.2 million non-cash asset impairment charge on goodwill and intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. These impairment charges were driven by the economic downturn, whereby our estimated future cash flows expected from these reporting units were significantly reduced causing decreases in their estimated fair market values. The remaining $33.1 million increase in selling, general and administrative expenses was due primarily to increased expenses of $8.0 million related to the transition of our European operations from a licensee model to a direct control model, expenses of $14.7 million from our newly acquired subsidiary, Electric, and expenses of $1.0 million from our recently acquired Japanese operations. We also had increased payroll and payroll-related expenses of $2.6 million due to expenditures on infrastructure and personnel, increased rent expense of $2.1 million due to our additional retail store leases and Irvine warehouse location, increased depreciation expense of $1.2 million, increased bad debt expense of $0.9 million, and a net increase of $2.6 million in various other expense categories. As a percentage of revenues, selling, general and administrative expenses increased to 33.6% in 2008 from 29.6% in 2007. The 4.0% increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the factors mentioned above.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash and cash equivalents at beginning of period	$79,613	$92,962	$85,414
Cash flow from operating activities	36,209	24,672	19,279
Cash flow from investing activities	(40,670)	(38,659)	(14,973)
Cash flow from financing activities	(83)	635	1,623
Effect of exchange rate changes on cash	1,111	3	1,619

Cash and cash equivalents at end of period	$76,180	$79,613	$92,962

As of December 31, 2009, we had $76.2 million in cash and cash equivalents compared to $79.6 million in cash and cash equivalents as of December 31, 2008.

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including asset impairments, depreciation, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. In 2009 and 2008, cash from operating activities was $36.2 million and $24.7 million, respectively. The $11.5 million increase in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to

$15,222	Increase in cash flows from accounts payable due to the timing of payments

9,578	Increase in cash flows due to fluctuations in the income tax receivable/payable balance and deferred income tax balance between periods

8,355	Increase in cash flows from accounts receivable due to the timing of sales and collections

(16,096)	Decrease in non-cash asset impairment charges due to the 2008 impairment of goodwill and intangible assets associated with the acquisitions of Electric and Laguna Surf & Sport

(3,994)	Decrease in cash flows from inventory as we strategically used cash to build inventory levels in basic and carryover styles to be available for potential in-season business

(1,260)	Decrease in cash flows from prepaid expenses and other current assets due to increased prepayments on marketing, advertising and international consumption taxes

(268)	Net decrease in cash flows from all other operating activities

$11,537	Total

Cash from investing activities was a use of cash of $40.7 million and $38.7 million in 2009 and 2008, respectively. During 2009, the cash used in investing activities was primarily due to the net purchase of short-term investments of $35.0 million, purchases of property and equipment of $4.8 million, of which $1.6 million was related to the purchase of equipment for the new European warehouse, and $0.9 million spent on taking direct control of the UK territory from our UK distributor. During 2008, the cash used in investing activities was primarily for the acquisitions of Electric, Laguna Surf & Sport and our Japanese distributor, which were purchased for $32.1 million, net of cash acquired. Capital expenditures during 2008 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

During 2009, the cash used in financing activities was $0.1 million, and is primarily due to principal payments on capital lease obligations. During 2008, the cash provided by financing activities was $0.6 million, and is primarily due to the proceeds and excess tax benefits related to the exercise of stock options and cash received from government grants, offset by principal payment on capital lease obligations.

We currently have no material cash commitments, except for our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, short-term investments, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next 12 months.

Credit Facilities

We maintain a $40.0 million unsecured credit agreement with a bank (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at December 31, 2009) or LIBOR plus 1.25%. Under this credit facility, we had $1.9 million outstanding in letters of credit at December 31, 2009. At December 31, 2009 there were no outstanding borrowings under this credit facility, and $38.1 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum EBITDA. At December 31, 2009, we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of December 31, 2009. The following table summarizes, as of December 31, 2009, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Operating lease obligations	$31,394	$5,353	$4,843	$4,535	$3,408	$3,423	$9,832
Capital lease obligations	56	56	—	—	—	—	—
Professional athlete sponsorships	11,845	5,370	1,990	1,530	1,005	700	1,250
Contractual letters of credit	1,877	1,877	—	—	—	—	—

Total	$45,172	$12,656	$6,833	$6,065	$4,413	$4,123	$11,082

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2036, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

In June 2008, we entered into a lease agreement for a new warehouse facility located in close proximity to our existing European headquarters in France. The landlord has completed construction on the warehouse, and product shipments began in November 2009. The lease runs for a period of nine years, with an option to terminate after six years.

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 10.7% per year, and expire at various dates through October 2010.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five-year period ending December 31, 2014, is approximately $4.2 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

We adopted the provisions of guidance included in ASC 740 on January 1, 2007. At December 31, 2009, we had $68,000 of total unrecognized tax benefits recorded as liabilities and we are uncertain as to if or when such amounts may be settled.

Seasonality

Historically, we have experienced greater revenue in the second half of the year than in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts, t-shirts and sunglasses) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets, outerwear and goggles) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. In addition, our direct European operations began shipping product during the second half of 2007 which caused a slightly higher concentration of revenues in the second half of 2007 over historical levels. Our business in Europe is extremely seasonal with revenues concentrated primarily in the first and third quarters, shipment of low margin samples concentrated in the second and fourth quarters, and a relatively steady pace of selling, general and administrative expenses throughout the year. During the two-year period ended December 31, 2009, approximately 55% of our revenues, 55% of our gross profit and 75% of our operating income (excluding non-cash asset impairment charges) were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. Based on our current cash and short-term investment position, we do not anticipate borrowing under our credit facility in the near term.

Backlog

We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2009, our order backlog was approximately $73.7 million, compared to approximately $75.6 million at December 31, 2008. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 11% and 16% of our product revenues in 2009 and 2008, respectively. No other customer accounted for more than 10% of our product revenues in 2009 or 2008.

Sales to Pacific Sunwear decreased 42%, or $22.0 million, for 2009 compared to 2008. We currently expect a decrease in revenue from Pacific Sunwear in the first quarter of 2010 compared to first quarter of 2009. Pacific

Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 17% and 16%, respectively, of our product costs in 2009, and 18% and 14%, respectively, of our product costs in 2008.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

In the normal course of business, we are exposed to foreign currency exchange rate risks (see Note 17 to the Consolidated Financial Statements) that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, licensing revenues and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our results of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our European operation because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars. We do not enter into foreign currency exchange contracts to hedge the translation of operating results and financial position of our international subsidiaries.

A portion of our domestic sales are made in Canadian dollars. In 2009, 2008 and 2007, we derived 10.7%, 9.6% and 11.7% of our product revenues, respectively, from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. If recent foreign currency market volatility continues and the Canadian dollar weakens, our results could be adversely affected. Based on the balance of Canadian dollar receivables of approximately $7.2 million at December 31, 2009, an assumed 10% strengthening of the U.S. dollar would result in pretax foreign currency losses of $0.7 million.

We are exposed to foreign currency exchange rate risks between the Euro and the U.S. dollar, as a portion of our European operations purchases inventory in U.S. dollars. This exposure is partially offset as a portion of our domestic Electric operations purchases inventory in Euro. In addition, we are also exposed to foreign currency gains and losses resulting from various other European operations transactions that are denominated in U.S. dollars. A weakening of the Euro relative to the U.S. dollar could have a negative impact on our net exposure of the Euro to the U.S. dollar. If recent foreign currency market volatility continues and the Euro weakens compared to the U.S. dollar, our results could be adversely affected. Based on our net Euro exposure of approximately $8.3 million, an assumed 10% strengthening of the U.S. dollar would result in pre-tax foreign currency losses of $1.2 million.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at December 31, 2009. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at December 31, 2009) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2009, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Consolidated Financial Statements” under Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the Company’s internal control over financial reporting. This report appears under the Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Volcom, Inc.

We have audited the internal control over financial reporting of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2010

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

3. Exhibits included or incorporated herein. See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Volcom, Inc.

We have audited the accompanying consolidated balance sheets of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Volcom, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2010

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$76,180	$79,613
Short-term investments	35,000	—
Accounts receivable — net of allowances of $8,626 (2009) and $6,998 (2008)	53,792	60,914
Inventories	33,250	27,086
Prepaid expenses and other current assets	4,353	2,596
Income taxes receivable	725	3,309
Deferred income taxes	7,700	4,947

Total current assets	211,000	178,465

Property and equipment — net	26,348	26,716
Investment in unconsolidated investee	330	330
Deferred income taxes	3,545	4,028
Intangible assets — net	9,784	10,578
Goodwill	1,291	665
Other assets	735	841

Total assets	$253,033	$221,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,788	$15,291
Accrued expenses and other current liabilities	9,957	11,393
Current portion of capital lease obligations	50	71

Total current liabilities	32,795	26,755

Long-term capital lease obligations	—	23
Other long-term liabilities	1,203	1,048
Income taxes payable — non-current	68	94
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value — 60,000,000 shares authorized; 24,374,362 (2009 and 2008) shares issued and outstanding	24	24
Additional paid-in capital	92,192	90,456
Retained earnings	123,679	101,935
Accumulated other comprehensive income	3,072	1,288

Total stockholders’ equity	218,967	193,703

Total liabilities and stockholders’ equity	$253,033	$221,623

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)
Revenues:
Product revenues	$278,598	$332,110	$265,193
Licensing revenues	2,041	2,194	3,420

Total revenues	280,639	334,304	268,613
Cost of goods sold	139,844	171,208	138,570

Gross profit	140,795	163,096	130,043
Operating expenses:
Selling, general and administrative expenses	110,847	112,464	79,411
Asset impairments	—	16,230	—

Total operating expenses	110,847	128,694	79,411

Operating income	29,948	34,402	50,632
Other income (loss):
Interest income, net	358	901	3,973
Foreign currency gain (loss)	1,534	(1,807)	401

Total other income (loss)	1,892	(906)	4,374

Income before provision for income taxes	31,840	33,496	55,006
Provision for income taxes	10,096	11,787	21,671

Net income	$21,744	$21,709	$33,335

Net income per share:
Basic	$0.89	$0.89	$1.37
Diluted	$0.89	$0.89	$1.37
Weighted-average shares outstanding:
Basic	24,352,146	24,337,923	24,302,893
Diluted	24,363,544	24,357,652	24,419,802

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2007	24,295,420	$24	$86,773	$47,019	$181		$133,997
ASC 740 Adjustment (Note 14)	—	—	—	(128)	—		(128)
Stock-based compensation	—	—	934	—	—		934
Exercise of stock options	54,100	—	1,028	—	—		1,028
Tax benefits related to stock-based compensation	—	—	450	—	—		450
Comprehensive income:
Net income	—	—	—	33,335	—	$33,335	33,335
Foreign currency translation adjustment	—	—	—	—	3,239	3,239	3,239

Comprehensive income						$36,574

Balance at December 31, 2007	24,349,520	$24	$89,185	$80,226	$3,420		$172,855
Stock-based compensation	—	—	985	—	—		985
Issuance of restricted stock	10,000	—	—	—	—		—
Exercise of stock options	14,842	—	273	—	—		273
Tax benefits related to stock-based compensation	—	—	13	—	—		13
Comprehensive income:
Net income	—	—	—	21,709	—	$21,709	21,709
Unrealized loss on foreign currency cash flow hedges, net of tax					(223)	(223)	(223)
Foreign currency translation adjustment	—	—	—	—	(1,909)	(1,909)	(1,909)

Comprehensive income						$19,577

Balance at December 31, 2008	24,374,362	$24	$90,456	$101,935	$1,288		$193,703
Stock-based compensation	—	—	1,795	—	—		1,795
Tax benefits (detriment) related to stock-based compensation	—	—	(59)	—	—		(59)
Comprehensive income:
Net income	—	—	—	21,744	—	$21,744	21,744
Unrealized gain on foreign currency cash flow hedges, net of tax					254	254	254
Foreign currency translation adjustment	—	—	—	—	1,530	1,530	1,530

Comprehensive income						$23,528

Balance at December 31, 2009	24,374,362	$24	$92,192	$123,679	$3,072		$218,967

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$21,744	$21,709	$33,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,360	7,315	2,895
Provision for doubtful accounts	2,490	2,332	831
Loss on disposal of property and equipment	77	1	24
Asset impairments	134	16,230	161
Excess tax benefits related to exercise of stock options	—	(34)	(444)
Stock-based compensation	1,795	985	934
Deferred income taxes	(2,277)	(6,349)	(191)
Changes in operating assets and liabilities:
Accounts receivable	5,241	(3,114)	(23,736)
Inventories	(5,838)	(1,844)	(6,789)
Prepaid expenses and other current assets	(1,759)	(499)	(311)
Income taxes receivable/payable	2,485	(3,021)	(339)
Other assets	103	(306)	(242)
Accounts payable	7,126	(8,096)	9,396
Accrued expenses	(1,623)	(1,059)	3,791
Other long-term liabilities	151	422	(36)

Net cash provided by operating activities	36,209	24,672	19,279

Cash flows from investing activities:
Purchase of property and equipment	(4,798)	(5,915)	(14,989)
Business acquisitions, net of cash acquired	(890)	(32,138)	—
Purchase of intangible assets	—	(589)	—
Purchase of short-term investments	(74,932)	(278)	—
Sale of short-term investments	39,932	278	—
Purchase of additional shares in cost method investee	—	(32)	—
Proceeds from sale of property and equipment	18	15	16

Net cash used in investing activities	(40,670)	(38,659)	(14,973)

Cash flows from financing activities:
Principal payments on capital lease obligations	(83)	(127)	(78)
Proceeds from government grants	—	455	229
Proceeds from the exercise of stock options	—	273	1,028
Excess tax benefits related to exercise of stock options	—	34	444

Net cash (used in) provided by financing activities	(83)	635	1,623
Effect of exchange rate changes on cash	1,111	3	1,619

Net (decrease) increase in cash and cash equivalents	(3,433)	(13,349)	7,548
Cash and cash equivalents — Beginning of period	79,613	92,962	85,414

Cash and cash equivalents — End of period	$76,180	$79,613	$92,962

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$110	$35
Income taxes	10,380	20,804	22,799

See the accompanying notes to consolidated financial statements.

Supplemental disclosures of noncash investing and financing activities:

At December 31, 2009 and 2008, the Company accrued for $112,000 and $63,000 of property and equipment purchases, respectively.

Upon adoption of the guidance included in ASC 740 on January 1, 2007, the Company recorded a $128,000 increase to income taxes payable and a reduction to retained earnings.

During the year ended December 31, 2009, the Company acquired property pursuant to a capital lease obligation in the amount of $29,000.

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

Correction — The Company has corrected the classification of the long-term portion of deferred rent in its 2008 consolidated balance sheet. This correction resulted in a reclassification of $634,000 out of accrued expenses and other current liabilities into other long-term liabilities. This reclassification has been appropriately reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 2008.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents.

Concentration of Credit Risks — The Company is subject to significant concentrations of credit risk, primarily from its cash and cash equivalents, short-term investments and accounts receivable. The Company invests its cash and cash equivalents and short-term investments with financial institutions with high credit standing. At December 31, 2009 and 2008, the majority of the Company’s cash and cash equivalents and short-term investments were held at financial institutions in the United States that are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $59.6 million (including foreign accounts) as of December 31, 2009.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have been consistent with the Company’s expectations. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses. At December 31, 2009, no single customer represented over 10% of the Company’s outstanding accounts receivable balance. At December 31, 2008, approximately 13% of the Company’s outstanding accounts receivable balance was from one customer.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market. The Company regularly reviews inventory quantities on hand and adjusts inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and net realizable value.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment — The Company’s property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which generally range from three to 30 years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the lease term. Maintenance and repairs on the Company’s property and equipment are charged to operations when incurred. Depreciable lives by fixed asset category are as follows:

Furniture and fixtures	3 to 5 years
Office equipment	3 to 5 years
Computer equipment	3 years
Leasehold improvements	3 to 10 years
Buildings	15 to 30 years

Investment in Unconsolidated Investee — The Company accounts for its investments in unconsolidated investees using the cost method if the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. The Company assesses such investments for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If, and when, an event or change in circumstances that may have a significant adverse effect on the fair value of the investment is identified, the Company estimates the fair value of the investment and, if the reduction in value is determined to be other than temporary, records an impairment loss on the investment.

Long-Lived Assets — The Company assesses its long-lived assets for potential impairment whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). Once the carrying amount of a long-lived asset (asset group) is deemed to no longer be recoverable, an impairment loss would be recognized equal to the difference between the current carrying amount and the fair value of the long-lived asset (asset group). In 2009 and 2008, the Company determined that there were impairment losses associated with its amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Consolidated Financial Statements for further discussion.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize an impairment loss in the future. Impairment losses are reflected in operating income. In 2009, the Company recorded an impairment loss associated with the non-amortizing intangible assets related to Volcom Europe. In 2008, the Company determined that there was an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. In 2007, the Company determined that there was an impairment loss associated with the goodwill related to its subsidiary, Welcom Distribution SARL. See Note 7 to the Consolidated Financial Statements for further discussion.

Fair Value of Financial Instruments — ASC 825 requires management to disclose the estimated fair value of certain assets and liabilities defined by ASC 825 as financial instruments. At December 31, 2009, the Company believes that the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition — Product revenues are recognized upon shipment, at which time transfer of title occurs, risk of ownership passes to the customer and collectability is reasonably assured. Taxes collected from the Company’s customers are recorded on a net basis. Allowances for estimated returns are provided when product revenues are recorded based on historical experience, current economic trends, changes in customer demands and sell-through of products, and are reported as reductions in product revenues.

Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Company branded products.

Shipping and Handling — Amounts billed to customers for shipping and handling are recorded as revenues. Freight costs associated with shipping goods to customers are included in cost of sales. Handling costs of $5.7 million, $6.8 million and $4.7 million are included in selling, general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

Significant Concentrations — During the years ended December 31, 2009, 2008 and 2007, sales to a single customer totaled approximately 11%, 16% and 18%, respectively, of product revenues. No other single customer represented over 10% of product revenues.

During each of the years ended December 31, 2009, 2008 and 2007, the Company made purchases from two suppliers that totaled more than 10% of total product costs. For the years ended December 31, 2009, 2008 and 2007, purchases from those two suppliers were approximately 33%, 32% and 33% of total product costs, respectively.

Advertising and Promotion — The Company’s promotion and advertising programs include athlete sponsorships, Volcom branded events, print advertisements, music, films and online marketing. Costs of advertising, promotion and point-of-sale materials are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2009, 2008 and 2007, these expenses totaled $21.9 million, $21.7 million and $14.5 million, respectively. As of December 31, 2009, 2008 and 2007, the Company had no deferred advertising costs.

Income Taxes —The Company records a provision and liability for federal, state and foreign income taxes using an annual effective tax rate. Deferred income taxes are recorded at the Company’s effective tax rate. Management’s judgment is required in assessing the realizability of its deferred tax assets. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the Company’s deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets that had been written down would, in our judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. As of December 31, 2009 and 2008, the Company recorded a valuation allowance of approximately $324,000 and $178,000, respectively, against deferred tax assets that the Company believes are not more likely than not to be realized.

The guidance included in ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of the implementation of the guidance included in ASC 740, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 14 for further discussion.

Foreign Currency and Derivatives — The Company owns subsidiaries that operate with the local currency as their functional currency. The Company’s international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, the Company is exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. The Company’s assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income (“OCI”).

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

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the use and type of the derivative. The Company’s derivative financial instruments consist of foreign currency exchange contracts that the Company uses to manage its exposure to the risk of foreign currency exchange rates. The Company’s objectives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company does not enter into derivative financial instruments for speculative or trading purposes.

A portion of the Company’s domestic sales are made in Canadian dollars. In addition, the Company’s Electric subsidiary purchases sunglass inventory in Euros. As a result, the Company is exposed to transaction gains and losses that result from movements in foreign currency exchange rates. Changes in the Company’s assets and liabilities that are denominated in these foreign currencies are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in the Company’s consolidated statements of operations.

Comprehensive Income — Comprehensive income represents the results of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive earnings.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges and foreign currency adjustments that arise from the translation of the Company’s international subsidiaries financial statements into U.S. dollars. The components of accumulated other comprehensive income, net of tax, are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax	$31	$(223)
Foreign currency translation adjustment	3,041	1,511

	$3,072	$1,288

Net Income Per Share — The Company calculates net income per share in accordance with ASC 260. Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share data)
Numerator — Net income applicable to common stockholders	$21,744	$21,709	$33,335

Denominator:
Weighted-average common stock outstanding for basic earnings per share	24,352,146	24,337,923	24,302,893
Effect of dilutive securities:
Stock options and restricted stock	11,398	19,729	116,909

Adjusted weighted-average common stock and assumed conversions for diluted earnings per share	24,363,544	24,357,652	24,419,802

For the years ended December 31, 2009, 2008 and 2007, stock options of 1,103,158, 437,558 and 10,000, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Stock-Based Compensation — The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718. The Company accounts for all stock-based compensation using a fair-value method and recognizes the fair value of each award as an expense over the service period. See Note 11 to the Consolidated Financial Statements for further discussion.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, which amends the guidance in ASC 605. ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact ASU 2009-13 will have on its consolidated financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2010-06 will have on its consolidated financial position or results of operations.

2. Acquisitions

Effective January 17, 2008, the Company acquired all of the outstanding membership interests of Electric, a core action sports lifestyle brand with growing product lines including sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. The operations of Electric have been included in the Company’s results since January 17, 2008. The purchase price of approximately $26.3 million, excluding transaction costs, consisted of cash consideration of $25.3 million and a working capital adjustment of $1.0 million in cash, and is subject to certain indemnities. Transaction costs totaled $1.2 million. The sellers also will be eligible to earn up to an additional $12.0 million in cash upon achieving certain financial milestones through December 31, 2010. Electric operates as a wholly-owned subsidiary of the Company. Goodwill arises from the synergies the Company believes can be achieved by the integration of certain aspects of Electric’s production of softgoods and accessories. No goodwill associated with this acquisition is deductible for tax purposes. Amortizing intangible assets consist of customer relationships, non-compete agreements, backlog and athlete contracts with estimated useful lives of 20 years, 4 years, 3 months and 15 months, respectively. These intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible assets are consumed.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, the Company recorded an $18,000 impairment charge on the intangible assets of Electric. In 2008, the Company recorded a $14.8 million impairment charge on the goodwill and intangible assets of Electric. See Note 7 to the Consolidated Financial Statements for further discussion.

Effective August 1, 2008, the Company acquired certain assets and liabilities of Laguna Surf & Sport. The assets and liabilities were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. Total net tangible assets acquired were $342,000 with $305,000 of the remaining purchase price allocated to amortizing intangible assets including trademarks and favorable leases, and $1.4 million allocated to goodwill. The operations of the retail chain have been included in the Company’s results since August 1, 2008. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted. In 2009, the Company recorded a $3,000 impairment charge on the intangible assets of Laguna Surf & Sport. In 2008, the Company recorded a $1.4 million impairment charge on the goodwill related to this acquisition. See Note 7 to the Consolidated Financial Statements for further discussion.

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

Effective September 2008, the Company entered into an agreement for the transition and sale of certain assets of its UK distributor, whereby the Company took direct control of the UK territory beginning with the delivery of the Spring 2009 product line, which began shipping in January 2009. The acquisition closed in March 2009 and the total purchase price was $826,000. The acquired assets were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. There were no significant tangible assets acquired and $256,000 of the purchase price was allocated to an amortizing intangible asset called customer relationships, with the remaining $570,000 allocated to goodwill. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted.

3. Allowances for Doubtful Accounts and Product Returns

	Allowance for Doubtful Accounts	Allowance for Product Returns	Total
	(In thousands)
Balance, January 1, 2007	$495	$828	$1,323
Provision	831	5,903
Deductions	(67)	(5,207)

Balance, December 31, 2007	1,259	1,524	2,783
Provision	2,332	12,642
Deductions	(135)	(10,624)

Balance, December 31, 2008	3,456	3,542	6,998
Provision	2,490	11,146
Deductions	(1,218)	(10,790)

Balance, December 31, 2009	$4,728	$3,898	$8,626

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for doubtful accounts represents charges to selling, general and administrative expenses for estimated bad debts, whereas the provision for product returns is reported as a direct reduction of revenues. As the economic conditions in the global economy have deteriorated during the past two years, the Company has experienced an increase in its provisions required for doubtful accounts and product returns over previous historical levels.

4. Inventories

Inventories are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Finished goods	$31,348	$25,277
Work-in-process	297	269
Raw materials	1,605	1,540

	$33,250	$27,086

5. Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Furniture and fixtures	$8,750	$6,714
Office equipment	2,392	2,666
Computer equipment	7,130	6,405
Leasehold improvements	11,112	9,608
Buildings	7,614	7,215
Land	4,723	4,723
Construction in progress	308	225

	42,029	37,556
Less accumulated depreciation	(15,681)	(10,840)

Property and equipment — net	$26,348	$26,716

Depreciation and amortization expense related to property and equipment was approximately $5.4 million, $5.1 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6. Investment in Unconsolidated Investee

Since 1998, the Company has held an ownership interest in the common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In February 2008, the Company purchased an additional 0.4% ownership in Volcom Australia for $32,000, which brought the Company’s total ownership interest to 13.9%. The investment is accounted for under the cost method, as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investee. At December 31, 2009 and 2008, the Company’s investment in Volcom Australia was $330,000.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	United States	Europe	Electric	Consolidated
Balance as of January 1, 2008:
Goodwill, gross	$—	$158	$—	$158
Accumulated impairment losses	—	(158)	—	(158)

Goodwill, net	—	—	—	—
Acquisitions	1,985	—	935	2,920
Impairment losses	(1,373)	—	(935)	(2,308)
Disposals and other, net(1)	53	—	—	53

Balance as of December 31, 2008:
Goodwill, gross	2,038	158	935	3,131
Accumulated impairment losses	(1,373)	(158)	(935)	(2,466)

Goodwill, net	665	—	—	665
Acquisitions	570	—	—	570
Impairment losses	—	—	—	—
Disposals and other, net(1)	56	—	—	56

Balance as of December 31, 2009:
Goodwill, gross	2,664	158	935	3,757
Accumulated impairment losses	(1,373)	(158)	(935)	(2,466)

Goodwill, net	$1,291	$—	$—	$1,291

(1)	Disposals and other, net primarily reflects the impact of foreign currency translation on existing balances.

A summary of intangible assets is as follows:

	As of December 31, 2009		As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$6,422	$3,396	$6,363	$2,649
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	458	—	564	—

	$13,180	$3,396	$13,227	$2,649

At December 31, 2009, the Company recorded a $112,000 impairment charge associated with land-use rights, a non-amortizing intangible asset, for a Company owned retail store in Europe. At December 31, 2008, as part of the Company’s annual impairment test in accordance with ASC 350, it was determined that the goodwill and non-amortizing intangible assets associated with the 2008 acquisitions of Electric and Laguna Surf & Sport were impaired, as the carrying amount of the reporting units, including goodwill, exceeded the fair value of the reporting units. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Electric segment, (2) the discount rates which were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values were affected by the existing macro-

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic conditions, contributing to the estimated decline in value. Total impairment charges of $6.5 million were incurred for the year ended December 31, 2008 related to goodwill and non-amortizing intangible assets. At December 31, 2007, it was determined that the goodwill associated with Welcom Distribution SARL was impaired and the Company recorded a $161,000 impairment charge.

For the years ended December 31, 2009 and 2008, certain amortizing intangible assets associated with Electric and Laguna Surf & Sport were determined to be impaired in accordance with ASC 360. The Company recorded impairment charges of $21,000 and $9.7 million for the years ended December 31, 2009 and 2008, respectively.

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the years ended December 31, 2009, 2008 and 2007, was approximately $929,000, $2.3 million and $47,000, respectively. The Company’s annual amortization expense is estimated to be approximately $538,000, $442,000, $390,000, $340,000 and $285,000 in the fiscal years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2009	2008
	(In thousands)
Payroll and related accruals	$4,708	$5,045
Other	5,249	6,348

	$9,957	$11,393

9. Line of Credit

In September 2008, the Company amended its unsecured credit agreement with a bank, to increase its line of credit from $20.0 million to $40.0 million (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund the Company’s working capital requirements. Borrowings under this agreement bear interest, at the Company’s option, either at the bank’s prime rate (3.25% at December 31, 2009) or LIBOR plus 1.25%. Under this credit facility, the Company had $1.9 million outstanding in letters of credit at December 31, 2009. At December 31, 2009 there were no outstanding borrowings under this credit facility, and $38.1 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to the Company’s financial condition, including requirements that the Company maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). At December 31, 2009, the Company was in compliance with all restrictive covenants.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Operating Leases — The Company leases certain office, warehouse and retail facilities under long-term operating lease agreements. Total rent expense for the years ended December 31, 2009, 2008 and 2007, was $6.8 million, $4.6 million and $2.4 million, respectively.

The following is a schedule of future minimum lease payments required under such leases as of December 31, 2009 (in thousands):

Year Ending December 31,
2010	$5,353
2011	4,843
2012	4,535
2013	3,408
2014	3,423
Thereafter	9,832

$31,394

Capital Leases — The Company has leased computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 10.7% per year, and expire at various dates through October 2010. The gross amount of capital lease assets was $137,000 and $483,000 at December 31, 2009 and 2008, respectively, and accumulated amortization was $85,000 and $452,000 at December 31, 2009 and 2008, respectively. Future commitments under capital lease obligations at December 31, 2009 are as follows (in thousands):

Total payments including interest during the year ending December 31, 2010	$56
Less interest portion	(6)

Total principal payments (current portion of capital lease obligation) remaining at December 31, 2010	$50

Professional Athlete Sponsorships — The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in skateboarding, snowboarding, surfing and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of December 31, 2009 (in thousands):

Year Ending December 31,
2010	$5,370
2011	1,990
2012	1,530
2013	1,005
2014	700
Thereafter	1,250

$11,845

The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under the Company’s

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five-year period ending December 31, 2014, is approximately $4.2 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

11. Stockholders’ Equity

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718. The Company accounts for all stock-based compensation using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. Depending upon the option grant, the expected option term is based upon historical industry data on employee exercises and management’s expectation of exercise behavior, or is estimated based on the simplified method as prescribed in ASC 718. For options granted concurrently with the Company’s initial public offering of common stock, the expected volatility of the Company’s stock price was based upon the historical volatility of similar entities whose share prices were publicly available. For options granted subsequent to the Company’s public offering, expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $1.8 million, or $1.2 million net of tax, $985,000, or $638,000 net of tax, and $934,000 or $566,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which authorized the Company to grant or issue options to purchase up to a total of 4,663,838 shares of the Company’s common stock. In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of December 31, 2009, there were 2,923,142 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire 10 years from the date of grant or 90 days after employment or services are terminated.

Stock Option Awards — In June 2005, the Company’s Board of Directors approved the grant of 586,526 options to purchase the Company’s common stock. The Company granted these options under the Incentive Plan at the effective date of the Company’s initial public offering at an exercise price of $19.00, which was equal to the initial public offering price. The stock options have vesting terms whereby 10,526 options vested immediately, 210,000 options vested on December 15, 2005 and the remaining 366,000 options vest 20% per annum over five years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted-average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term.

In May 2007, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each independent member of the Company’s Board of Directors (10,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vested one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted-average assumptions: expected life of 2.0 years; volatility of 55.7%; risk-free interest rate of 4.68%; and no dividends during the expected term.

In May 2008, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each independent member of the Company’s Board of Directors (10,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vested one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted-average assumptions: expected life of 2.0 years; volatility of 61.9%; risk-free interest rate of 2.38%; and no dividends during the expected term.

In May 2009, the Company’s Board of Directors approved the grant of 670,000 options to purchase the Company’s common stock. The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock option vesting periods range from one to five years from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted-average assumptions: expected life ranging from 1.0 to 6.5 years; volatility ranging from 69.7% to 90.7%; risk-free interest rate ranging from 0.53% to 3.22%; and no dividends during the expected term.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity under the Incentive Plan is as follows:

	Year Ended December 31,
	2009		2008		2007
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding, beginning of year	437,558	$19.67	442,400	$19.52	487,700	$19.00
Granted	670,000	14.46	10,000	25.42	10,000	42.07
Exercised	—	—	(14,842)	19.00	(54,100)	19.00
Canceled or forfeited	(4,400)	17.04	—	—	(1,200)	19.00

Outstanding, end of year	1,103,158	$16.52	437,558	$19.67	442,400	$19.52

Options exercisable, end of year	367,658	$19.80	291,758	$19.79	228,700	$19.00

Weighted-average fair value of options granted during the year		$9.20		$9.00		$14.25

Additional information regarding stock options outstanding as of December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$13.43	8,000	9.4	$13.43	—	—
$14.47	660,100	9.3	$14.47	—	—
$19.00	415,058	5.5	$19.00	347,658	$19.00
$25.42	10,000	8.4	$25.42	10,000	$25.42
$42.07	10,000	7.4	$42.07	10,000	$42.07

As of December 31, 2009, there was unrecognized compensation expense of $5.3 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.8 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was zero, $104,000 and $1.1 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2009 was $1.5 million. The aggregate intrinsic value of options exercisable was zero, as the Company’s share price at December 31, 2009 was below the exercise price of all options exercisable. The weighted-average remaining contractual term of options currently exercisable is 5.6 years. The Company issues new shares upon the exercise of options or granting of restricted stock.

As of December 31, 2009, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,062,748 which had a weighted-average exercise price of $16.58. The average remaining life of these options was 7.8 years and the aggregate intrinsic value was $1.4 million at December 31, 2009.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $0.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $132,000 was amortized to expense during each of the years ended December 31, 2009, 2008 and 2007, respectively.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $0.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $81,000 was amortized to expense during each of the years ended December 31, 2009, 2008 and 2007, respectively.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $0.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $51,000 and $34,000 was amortized to expense during the years ended December 31, 2009 and 2008, respectively.

Restricted stock activity for the year ended December 31, 2009 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2009	27,000	$28.20
Granted	—	—
Vested	(9,000)	29.32
Canceled or forfeited	—	—

Outstanding restricted stock at December 31, 2009	18,000	$27.64

As of December 31, 2009, there was unrecognized compensation expense of $353,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted-average period of approximately 1.5 years.

12. Retirement Savings Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”) covering all eligible full-time employees over age 21 with six months of service. The Company’s contributions to the 401(k) Plan are made at the discretion of management. Contributions by the Company amounted to $26,000, $121,000 and $82,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

13. Licensing

In addition to the Company’s licensing arrangement with its investee in Australia described in Note 6, the Company has entered into licensing arrangements with independent licensees in Brazil, South Africa, Indonesia and Argentina (including Paraguay and Uruguay). Pursuant to the license agreements, the Company is paid a royalty based on a stated percentage of the net sales of its licensees.

The Company’s license agreement with its European licensee expired on December 31, 2006. Pursuant to an arrangement between the Company and its European licensee, the European licensee produced and distributed the Spring 2007 Volcom line in Europe and paid the Company its same royalty rate as required under the license agreement. Included in licensing revenues is $1.2 million from Volcom Europe for the year ended December 31, 2007. In anticipation of the expiration of this license agreement, the Company established its own operations in Europe and took direct control of the Volcom brand in Europe.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s existing license agreements may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. The Company’s international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date
Australia	June 30, 2012	N/A
Brazil	December 31, 2013	N/A
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2014	N/A
Argentina (including Paraguay and Uruguay)	December 31, 2013	December 31, 2018

14. Income Taxes

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2006 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2005. The Company is currently not undergoing any audits.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$9,522	$12,903	$18,372
State	1,701	3,189	3,811
Foreign	1,143	2,004	(301)

Total current	12,366	18,096	21,882

Deferred:
Federal	(2,060)	(4,564)	(729)
State	(161)	(1,181)	(222)
Foreign	(49)	(564)	740

Total deferred	(2,270)	(6,309)	(211)

Provision for income taxes	$10,096	$11,787	$21,671

A reconciliation of income tax expense computed at U.S. federal statutory rates to income tax expense for the years ended December 31, 2009, 2008 and 2007 is shown below.

	Year Ended December 31,
	2009	2008	2007
Provision for taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.1	3.9	4.2
Foreign tax rate differential	(6.3)	(6.8)	—
Goodwill and intangible asset impairment	—	3.0	—
Foreign tax credit	(0.7)	(0.5)	(0.4)
Other	0.6	0.6	0.6

Effective income tax rate	31.7%	35.2%	39.4%

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities are as follows at December 31:

	2009	2008
	(In thousands)
Deferred tax assets:
Accrued liabilities	$734	$749
State income taxes	52	577
Allowances for doubtful accounts and product returns	2,624	2,147
Foreign net operating losses	328	256
Inventory costs	2,217	266
Intangible assets	4,420	5,029
Stock-based compensation	1,501	901
Other	433	245

Total deferred tax assets	12,309	10,170
Deferred tax liabilities:
Intangible assets	(148)	(167)
Depreciation	(591)	(662)
Other	(1)	(188)

Total deferred tax liabilities	(740)	(1,017)

Deferred income taxes	11,569	9,153

Valuation allowance	(324)	(178)

Net deferred income taxes	$11,245	$8,975

For the years ended December 31, 2009 and 2008, excess tax benefits (detriment) from stock-based compensation of $(59,000) and $4,000, respectively, were recorded as a (reduction) addition to paid-in capital.

The Company has a foreign net operating loss of approximately $1.4 million, of which $21,000 expires in 2015, $61,000 expires in 2023, $42,000 expires in 2024 and the remaining $1.3 million does not expire as it carries forward indefinitely. The Company does not provide for U.S. Federal, state or additional foreign taxes on certain foreign earnings that management intends to permanently reinvest.

As of December 31, 2009 and 2008, the Company recorded a valuation allowance of approximately $324,000 and $178,000, respectively, against deferred tax assets that the Company believes are not more likely than not to be realized.

The Company adopted the provisions of guidance included in ASC 740 on January 1, 2007. Upon the adoption of the guidance, the Company recognized a $128,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

At December 31, 2009, the Company had $68,000 of total unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in any future periods. It is reasonably possible that a change in the unrecognized tax benefits could occur within the next 12 months. However, the Company anticipates that any change would not be significant and would not have a material impact on the consolidated statements of operations or consolidated balance sheets.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2,000, $6,000 and $6,000 of interest and penalties associated with uncertain tax positions. At December 31, 2009 and 2008, the Company had $12,000 and $14,000, respectively, accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding the liability for interest and penalties) for the year:

Unrecognized tax benefits balance at January 1, 2007	$126,000
Gross increases — tax positions in prior years	23,000
Gross decreases — tax positions in prior years	(66,000)

Unrecognized tax benefits balance at December 31, 2007	83,000
Gross increases — tax positions in prior years	—
Gross decreases — tax positions in prior years	—
Lapse of statute of limitations	(3,000)

Unrecognized tax benefits balance at December 31, 2008	80,000
Gross increases — tax positions in prior years	—
Gross decreases — tax positions in prior years	—
Lapse of statute of limitations	(24,000)

Unrecognized tax benefits balance at December 31, 2009	$56,000

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to the Company’s operating segments is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Total revenues:
United States	$188,856	$237,109	$228,494
Europe	70,686	73,005	40,119
Electric	21,097	24,190	—

Consolidated	$280,639	$334,304	$268,613

Gross profit:
United States	$92,356	$109,028	$110,412
Europe	36,766	40,582	19,631
Electric	11,673	13,486	—

Consolidated	$140,795	$163,096	$130,043

Operating income (loss):
United States	$17,831	$33,019	$45,790
Europe	13,529	17,470	4,842
Electric	(1,412)	(16,087)	—

Consolidated	$29,948	$34,402	$50,632

	As of December 31,
	2009	2008
	(In thousands)
Identifiable assets:
United States	$170,463	$143,776
Europe	61,351	55,997
Electric	21,219	21,850

Consolidated	$253,033	$221,623

Although the Company operates within three reportable segments, it has several different product categories within the segments, for which the revenues attributable to the each product category are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Mens	$136,836	$162,340	$133,073
Girls	58,530	80,461	77,326
Snow	29,661	28,217	22,243
Boys	20,039	21,867	20,023
Footwear	4,374	5,676	6,127
Girls swim	5,725	6,126	3,734
Electric	21,097	24,190	—
Other	2,336	3,233	2,667

Subtotal product categories	278,598	332,110	265,193
Licensing revenues	2,041	2,194	3,420

Total consolidated revenues	$280,639	$334,304	$268,613

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other includes revenues primarily relate to the Company’s Volcom Entertainment division, films and related accessories.

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by the Electric operating segment and are allocated based on customer location:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United States	$138,736	$195,846	$174,254
Canada	29,742	31,993	31,041
Asia Pacific	22,116	13,245	8,434
Europe	75,333	77,897	40,119
Other	12,671	13,129	11,345

	$278,598	$332,110	$265,193

Long-lived assets (excluding deferred tax assets) by geographic region are as follows:

	As of December 31,
	2009	2008
	(In thousands)
United States	$24,535	$26,930
Europe	10,739	8,852
Asia Pacific	3,214	3,348

	$38,488	$39,130

16. Fair Value Measurements of Financial Instruments

The Company’s financial assets and liabilities are measured and reported on a fair value basis in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. It also establishes a three-level hierarchy of fair value measurements for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted market prices in active markets for identical instruments

•

Level 2 — Quoted market prices in active markets for similar instruments; quoted prices for identical or similar instruments that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Company’s financial assets and liabilities include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and foreign currency exchange contracts. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities. The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets and model-derived valuations in which all significant inputs are

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

observable in active markets. The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data.

The following table presents information on the Company’s financial instruments (in thousands):

	December 31, 2009				December 31, 2008
		Fair Value Measurements				Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments	$35,000	$25,000	$10,000	$—	$—	$—	$—	$—
Foreign currency exchange contracts	79	—	79	—	—	—	—	—
Financial liabilities:
Foreign currency exchange contracts	$48	—	$48	$—	$344	—	$344	$—

17. Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, licensing revenues, and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries.

As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts to hedge a portion of its European operations U.S. dollar denominated inventory purchases. All of the Company’s forward foreign currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of December 31, 2009, the Company was hedging forecasted transactions expected to occur through August 2010. Assuming exchange rates at December 31, 2009 remain constant, $28,000 of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the next eight months.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009, the Company had U.S. dollar denominated forward foreign currency contracts outstanding to hedge a portion of its European operations U.S. dollar denominated inventory purchases with a notional amount of $5.6 million and a net fair value of $31,000, which mature from February 2010 through August 2010. Some outstanding contracts were in a loss position and the $48,000 liability is included in accrued liabilities in the accompanying consolidated balance sheet. The remaining outstanding contracts were in a gain position and the $79,000 asset is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods which the hedged transaction affects earnings. The following table summarizes the effective portions of gains (losses) of foreign exchange derivative instruments in the consolidated statements of operations:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	(In thousands)
	Amount	Location	Amount	Location
Loss recognized in OCI on foreign currency derivatives	$(237)	OCI	$(309)	OCI
Loss reclassified from accumulated OCI into income	(578)	Cost of goods sold	—	Cost of goods sold

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2009
Total revenues	$68,319	$54,216	$93,916	$64,188
Gross profit	34,382	26,354	48,483	31,576
Operating income	6,348	504	19,658	3,439
Net income	4,220	872	13,257	3,397
Net income per share, basic	$0.17	$0.04	$0.54	$0.14
Net income per share, diluted	$0.17	$0.04	$0.54	$0.14

Year ended December 31, 2008
Total revenues	$80,554	$72,456	$111,669	$69,625
Gross profit	42,175	34,766	55,211	30,943
Operating income (loss)	14,398	6,863	24,906	(11,765	)(1)
Net income (loss)	9,340	4,846	16,272	(8,749)
Net income (loss) per share, basic	$0.38	$0.20	$0.67	$(0.36)
Net income (loss) per share, diluted	$0.38	$0.20	$0.67	$(0.36)

(1)	Operating loss for the quarter ended December 31, 2008 includes a $16.2 million non-cash asset impairment charge on goodwill and intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport.

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

Date: March 16, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard R. Woolcott Richard R. Woolcott	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/s/ Douglas P. Collier Douglas P. Collier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ René R. Woolcott René R. Woolcott	Director	March 16, 2010

/s/ Douglas S. Ingram Douglas S. Ingram	Director	March 16, 2010

/s/ Anthony M. Palma Anthony M. Palma	Director	March 16, 2010

/s/ Joseph B. Tyson Joseph B. Tyson	Director	March 16, 2010

/s/ Carl W. Womack Carl W. Womack	Director	March 16, 2010

/s/ Kevin G. Wulff Kevin G. Wulff	Director	March 16, 2010

EXHIBIT INDEX

Number	Description
3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate.

10.1*†	Form of Indemnification Agreement between Volcom and each of its directors and officers.

10.2	Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of July 20, 2006 (incorporated by reference in the Company’s Current Report on Form 8-K filed on July 24, 2006).

10.3*	Third Amendment to Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of September 30, 2008 (incorporated by reference in the Company’s Current Report on Form 8-K filed on November 10, 2008).

10.4*	Lease dated as of May 19, 1999 by and between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue, Costa Mesa.

10.5*	Volcom, Inc. 2005 Incentive Award Plan.

10.6*	Volcom, Inc. Amended and Restated 2005 Incentive Award Plan (incorporated by reference in the Company’s Annual Report on Form 10-K filed on March 14, 2007).

10.7*	Form of Restricted Stock Award Grant Notice and Agreement.

10.8*	Form of Stock Option Grant Notice and Agreement.

10.9*	Software License Agreement by and between Innovative Systems, LLC and Volcom Stone Board Wear, Inc., made and effective September 1, 2002.

10.10	Real Estate Development Agreement dated May 5, 2006 between Volcom SAS and Société d’Equipement des Pays de l’Adour (English Translation) (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 9, 2006).

10.11	Agreement of Purchase and Sale, dated as of January 15, 2008, by and among Volcom, Inc., Skelly Acquisition Corp., Electric Visual Evolution LLC, and each of the members of Electric Visual Evolution LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 18, 2008).

10.12	First Amendment to lease between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue dated October 6, 2008 (incorporated by reference in the Company’s Annual Report on Form 10-K filed on March 16, 2009).

21.1	Subsidiaries of Volcom, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)
†	All current directors and executive officers of Volcom, Inc. have entered into the Indemnity Agreement with Volcom, Inc.