Form 10-Q
period 2010-03-31
Volcom Inc
filed 2010-05-10
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 24,374,362 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$63,992	$76,180
Short-term investments	45,000	35,000
Accounts receivable — net of allowances of $7,751 (2010) and $8,626 (2009)	59,679	53,792
Inventories	26,233	33,250
Prepaid expenses and other current assets	5,204	4,353
Income taxes receivable	—	725
Deferred income taxes	7,915	7,700

Total current assets	208,023	211,000

Property and equipment — net	25,640	26,348
Investments in unconsolidated investees	330	330
Deferred income taxes	3,541	3,545
Intangible assets — net	9,562	9,784
Goodwill	1,254	1,291
Other assets	792	735

Total assets	$249,142	$253,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,627	$22,788
Accrued expenses and other current liabilities	10,123	9,957
Income taxes payable	2,691	—
Current portion of capital lease obligations	20	50

Total current liabilities	23,461	32,795

Other long-term liabilities	1,200	1,203
Income taxes payable — noncurrent	68	68
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value — 60,000,000 shares authorized; 24,374,362 (2010 and 2009) shares issued and outstanding	24	24
Additional paid-in capital	92,731	92,192
Retained earnings	131,213	123,679
Accumulated other comprehensive income	445	3,072

Total stockholders’ equity	224,413	218,967

Total liabilities and stockholders’ equity	$249,142	$253,033

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product revenues	$76,834	$67,944
Licensing revenues	586	375

Total revenues	77,420	68,319
Cost of goods sold	35,425	33,937

Gross profit	41,995	34,382
Selling, general and administrative expenses	31,008	28,034

Operating income	10,987	6,348
Other income:
Interest income, net	109	33
Foreign currency (loss) gain	(10)	118

Total other income	99	151

Income before provision for income taxes	11,086	6,499
Provision for income taxes	3,552	2,279

Net income	$7,534	$4,220

Net income per share:
Basic	$0.31	$0.17
Diluted	$0.31	$0.17
Weighted average shares outstanding:
Basic	24,356,857	24,347,857
Diluted	24,376,971	24,357,044

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$7,534	$4,220
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,517	1,765
Provision for doubtful accounts	(217)	1,113
Loss on disposal of property and equipment	3	4
Stock-based compensation	550	246
Deferred income taxes	(201)	(78)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(8,010)	(473)
Inventories	6,532	4,135
Prepaid expenses and other current assets	(904)	392
Income taxes receivable/payable	3,488	2,273
Other assets	(69)	37
Accounts payable	(11,608)	(4,802)
Accrued expenses and other current liabilities	140	(2,792)
Other long-term liabilities	14	(30)

Net cash (used in)/provided by operating activities	(1,231)	6,010

Cash flows from investing activities:
Purchase of property and equipment	(1,005)	(734)
Business acquisitions, net of cash acquired	—	(794)
Purchase of short-term investments	(20,000)	(24,944)
Sale of short-term investments	10,000	—

Net cash used in investing activities	(11,005)	(26,472)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4)	(18)

Net cash used in financing activities	(4)	(18)

Effect of exchange rate changes on cash	52	814

Net decrease in cash and cash equivalents	(12,188)	(19,666)
Cash and cash equivalents — Beginning of period	76,180	79,613

Cash and cash equivalents — End of period	$63,992	$59,947

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$1
Income taxes	$264	$331

Supplemental disclosures of noncash investing and financing activities:

At March 31, 2010 and 2009, the Company accrued for $207 and $20 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statement of cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

During the three months ended March 31, 2010 and 2009, the Company recognized approximately $550,000, or $374,000 net of tax, and $246,000, or $160,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of March 31, 2010, there were 3,410,629 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

A summary of the Company’s stock option activity under the Incentive Plan for the three months ended March 31, 2010 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2010	1,103,158	$16.52
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—

Outstanding at March 31, 2010	1,103,158	$16.52	7.6 years

Exercisable at March 31, 2010	367,658	$19.80	5.4 years

As of March 31, 2010, there was unrecognized compensation expense of $4.8 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.5 years. The aggregate intrinsic value of options exercised during each of the three month periods ended March 31, 2010 and 2009 was zero. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2010 was $3.6 million and $181,000, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Additional information regarding stock options outstanding as of March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$13.43	8,000	9.2	$13.43	—	—
$14.47	660,100	9.1	$14.47	—	—
$19.00	415,058	5.3	$19.00	347,658	$19.00
$25.42	10,000	8.1	$25.42	10,000	$25.42
$42.07	10,000	7.1	$42.07	10,000	$42.07

As of March 31, 2010, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,062,748, which had a weighted-average exercise price of $16.58. The weighted-average remaining life of these options was 7.6 years and the aggregate intrinsic value was $3.4 million at March 31, 2010.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $33,000 was amortized to expense during each of the three month periods ended March 31, 2010 and 2009.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $20,000 was amortized to expense during each of the three month periods ended March 31, 2010 and 2009.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $13,000 was amortized to expense during each of the three month periods ended March 31, 2010 and 2009.

Restricted stock activity for the three months ended March 31, 2010 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2010	18,000	$27.64
Granted	—	—
Vested	(1,500)	$34.65
Canceled or forfeited	—	—

Unvested restricted stock at March 31, 2010	16,500	$27.00

As of March 31, 2010, there was unrecognized compensation expense of $287,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 1.2 years.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 3 — New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, which amends the guidance in ASC 605. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact ASU No. 2009-13 will have on its consolidated financial position and results of operations.

Note 4 — Inventories

Inventories are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Finished goods	$23,454	$31,348
Work-in-process	291	297
Raw materials	2,488	1,605

	$26,233	$33,250

Note 5 — Property and Equipment

Property and equipment are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Furniture and fixtures	$8,903	$8,750
Office equipment	2,574	2,392
Computer equipment	7,236	7,130
Leasehold improvements	11,013	11,112
Building	7,243	7,614
Land	4,723	4,723
Construction in progress	789	308

	42,481	42,029
Less accumulated depreciation	(16,841)	(15,681)

Property and equipment — net	$25,640	$26,348

Note 6 — Intangible Assets

Intangible assets are as follows:

	As of March 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$6,360	$3,530	$6,422	$3,396
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	432	—	458	—

	$13,092	$3,530	$13,180	$3,396

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

for the three months ended March 31, 2010 and 2009, was approximately $161,000 and $421,000, respectively. The Company’s annual amortization expense is estimated to be approximately $547,000, $449,000, $395,000, $344,000 and $289,000 in the fiscal years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Payroll and related accruals	$6,081	$4,708
Other	4,042	5,249

	$10,123	$9,957

Note 8 — Commitments and Contingencies

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

Note 9 — Earnings Per Share

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

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share data)
Numerator — Net income	$7,534	$4,220

Denominator: Weighted average common stock outstanding for basic earnings per share	24,356,857	24,347,857
Effect of dilutive securities:
Stock options and restricted stock	20,114	9,187

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,376,971	24,357,044

For the three months ended March 31, 2010 and 2009, 676,100 and 437,558 stock options, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 10 — Fair Value Measurements of Financial Instruments

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

The following table presents information on the Company’s financial instruments (in thousands):

	March 31, 2010				December 31, 2009
		Fair Value Measurements				Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments	$45,000	$45,000	$—	$—	$35,000	$25,000	$10,000	$—
Foreign currency exchange contracts	265	—	265	—	79	—	79	—
Financial liabilities:
Foreign currency exchange contracts	$—	$—	$—	$—	$48	—	$48	$—

Note 11 — Derivative Financial Instruments

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

As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts to hedge a portion of its European operations U.S. dollar denominated inventory purchases. All of the Company’s forward foreign currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of March 31, 2010, the Company was hedging forecasted transactions expected to occur through August 2010. Assuming exchange rates at March 31, 2010 remain constant, $239,000 of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the next five months.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

As of March 31, 2010, the Company had U.S. dollar denominated forward foreign currency contracts outstanding to hedge a portion of its European operations U.S. dollar denominated inventory purchases with a notional amount of $3.7 million and a fair value of $265,000, which mature from June 2010 through August 2010. All outstanding contracts were in a gain position and the $265,000 asset is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The Company did not have any forward foreign currency contracts outstanding at March 31, 2009.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods which the hedged transaction affects earnings. The following table summarizes the effective portions of gains (losses) of foreign exchange derivative instruments in the condensed consolidated statement of operations:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	(In thousands)
	Amount	Location	Amount	Location
Gain recognized in OCI on foreign currency derivatives	$275	OCI	$67	OCI
Gain (loss) reclassified from accumulated OCI into income	36	Cost of goods sold	(242)	Cost of goods sold

Note 12 — Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker and the Company’s internal reporting structure, the Company operates in three operating and reportable segments, the United States, Europe and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States and Japanese operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Total revenues:
United States	$48,179	$42,420
Europe	23,626	21,678
Electric	5,615	4,221

Consolidated	$77,420	$68,319

Gross profit:
United States	$24,224	$20,275
Europe	14,277	11,807
Electric	3,494	2,300

Consolidated	$41,995	$34,382

Operating income (loss):
United States	$2,744	$1,471
Europe	7,977	5,792
Electric	266	(915)

Consolidated	$10,987	$6,348

	March 31, 2010	December 31, 2009
	(In thousands)
Identifiable assets:
United States	$165,884	$170,463
Europe	62,043	61,351
Electric	21,215	21,219

Consolidated	$249,142	$253,033

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Mens	$42,870	$35,684
Girls	14,737	16,815
Snow	394	344
Boys	5,786	4,290
Footwear	2,878	2,442
Girls swim	4,014	3,568
Electric	5,615	4,221
Other	540	580

Product revenues	76,834	67,944
Licensing revenues	586	375

Total revenues	$77,420	$68,319

The Electric product category includes revenues from all Electric branded products including sunglasses, goggles and related clothing and accessories. Other includes revenues primarily related to the Company’s Volcom Entertainment division, films and related accessories.

During the three months ended March 31, 2010 and 2009, approximately 10% and 12%, respectively, of product revenues were attributable to one customer.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by our Electric operating segment and are allocated based on customer location.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
United States	$35,451	$31,259
Europe	24,608	22,699
Canada	8,812	6,836
Asia Pacific	4,384	4,447
Other	3,579	2,703

	$76,834	$67,944

Long-lived assets (excluding deferred income tax assets) by geographic region are as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
United States	$24,554	$24,535
Europe	9,933	10,739
Asia Pacific	3,091	3,214

	$37,578	$38,488

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Part II, Item 1A in this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

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

In 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric. Known for its Volt logo, Electric is a core action sports lifestyle brand. Electric’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric is headquartered in Orange County, California. In 2008, we also acquired the assets of Laguna Surf & Sport, a California-based retail chain currently operating two retail stores.

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

In Australia, Indonesia, South Africa, Brazil and Argentina (including Paraguay and Uruguay), we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify quality, design, marketing and distributing standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories.

The global macroeconomic environment has put pressure on discretionary consumer spending worldwide. While we believe that Volcom is well positioned from a business and financial perspective, we are not immune to global economic conditions. Continued economic uncertainty may affect our business in a number of direct and indirect ways, including lower revenues, reduced profit margins and increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experienced by suppliers and customers.

Our revenues increased from $160.0 million in 2005 to $280.6 million in 2009. Our revenues were $77.4 million for the three months ended March 31, 2010, an increase of $9.1 million, or 13.3%, compared to $68.3 million for the three months ended March 31, 2009. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, and solid in-season business.

Sales to Pacific Sunwear decreased 10.4%, or $0.9 million, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We currently expect revenues from Pacific Sunwear to stay approximately flat in the second quarter of 2010 compared to the second quarter of 2009. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency, raw material cost increases and labor shortages in China, may have an impact on our business. While we do not believe the limitations on imports from China will have a material effect on our operations, there may be increased pressure on costs, and we intend to closely monitor our sourcing in China to avoid disruptions.

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

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team, hired additional personnel and made investments in new territories and initiatives. As a percentage of revenues, our selling, general and administrative expenses have increased from 26.8% in 2005 to 39.5% in 2009. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, we have made investments in our acquired distributors in Japan and the UK, which has increased our selling, general and administrative expenses as a percentage of revenue. Our selling, general and administrative expenses have increased on an absolute dollar basis from $28.0 million for the three months ended March 31, 2009 to $31.0 million for the three months ended March 31, 2010. This increase in absolute dollars was due primarily to increased marketing and personnel costs. Our selling, general and administrative expenses as a percentage of revenues have decreased from 41.0% for the three months ended March 31, 2009 to 40.0% for the three months ended March 31, 2010. This decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the leveraging of certain fixed costs over a higher revenue base in 2010.

Critical Accounting Policies

The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, accounts receivable, inventories, goodwill and intangible assets, long-lived assets, income taxes, stock-based compensation and foreign currency translation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. We also offer the full product line under the Electric brand name, including sunglasses, goggles, soft goods and other accessories. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on Volcom product sales by our international licensees in Australia, Indonesia, South Africa, Brazil and Argentina (including Uruguay and Paraguay).

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of goods sold	45.8	49.7

Gross profit	54.2	50.3
Selling, general and administrative expenses	40.0	41.0

Operating income	14.2	9.3
Other income	0.1	0.2

Income before provision for income taxes	14.3	9.5
Provision for income taxes	4.6	3.3

Net income	9.7%	6.2%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Consolidated revenues were $77.4 million for the three months ended March 31, 2010, an increase of $9.1 million, or 13.3%, compared to $68.3 million for the three months ended March 31, 2009. Revenues from our United States segment were $48.2 million for the three months ended March 31, 2010, an increase of $5.8 million, or 13.6% compared to $42.4 million for the three months ended March 31, 2009. Revenues from our Europe segment were $23.6 million for the three months ended March 31, 2010, an increase of $1.9 million, or 9.0% compared to $21.7 million for the three months ended March 31, 2009. On a Euro to Euro basis, revenues in our European segment increased approximately 2.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Revenues from our Electric segment were $5.6 million for the three months ended March 31, 2010, an increase of $1.4 million, or 33.0% compared to $4.2 million for the three months ended March 31, 2009. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, and solid in-season reorder business.

Revenues from our five largest customers were $12.8 million for the three months ended March 31, 2010, a decrease of $1.1 million, or 7.4%, compared to $13.9 million for the three months ended March 31, 2009. Excluding revenues from Pacific Sunwear, which decreased $0.9 million, or 10.4%, to $7.5 million, total revenues from our remaining five largest customers decreased $0.2 million, or 2.8%, to $5.3 million for the three months ended March 31, 2010 from $5.5 million for the three months ended March 31, 2009. We currently expect revenues from Pacific Sunwear to stay approximately flat in the second quarter of 2010 compared to the second quarter of 2009.

Consolidated product revenues were $76.8 million for the three months ended March 31, 2010, an increase of $8.9 million, or 13.1%, compared to $67.9 million for the three months ended March 31, 2009. Revenues from mens products increased $7.2 million, or 20.1%, to $42.9 million for the three months ended March 31, 2010 compared to $35.7 million for the three months ended March 31, 2009. Revenues from boys products increased $1.5 million, or 34.9%, to $5.8 million for the three months ended March 31, 2010 compared to $4.3 million for the three months ended March 31, 2009. Revenues from our Electric subsidiary increased $1.4 million, or 33.0%, to $5.6 million for the three months ended March 31, 2010 compared to $4.2 million for the three months ended March 31, 2009. Revenues from footwear products increased $0.5 million, or 17.9%, to $2.9 million for the three months ended March 31, 2010 compared to $2.4 million for the three months ended March 31, 2009. Revenues from our girls swim line increased $0.4 million, or 12.5%, to $4.0 million for the three months ended March 31, 2010 compared to $3.6 million for the three months ended March 31, 2009. Revenues from girls products decreased $2.1 million, or 12.4%, to $14.7 million for the three months ended March 31, 2010 compared to $16.8 million for the three months ended March 31, 2009.

Licensing revenues increased 56.2% to $0.6 million for the three months ended March 31, 2010 from $0.4 million for the three months ended March 31, 2009.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $35.5 million, or 46.1% of our product revenues, for the three months ended March 31, 2010, compared to $31.3 million, or 46.0% of our product revenues, for the three months ended March 31, 2009. Product revenues in Europe were $24.6 million, or 32.0% of our product revenues, for the three months ended March 31, 2010, compared to $22.7 million, or 33.4% of our product revenues, for the three months ended March 31, 2009. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $16.7 million, or 21.9% of our product revenues, for the three months ended March 31, 2010 compared to $13.9 million, or 20.6% of our product revenues, for the three months ended March 31, 2009.

Gross Profit

Consolidated gross profit increased $7.6 million, or 22.1%, to $42.0 million for the three months ended March 31, 2010 compared to $34.4 million for the three months ended March 31, 2009. Gross profit as a percentage of revenues, or gross margin, increased 390 basis points to 54.2% for the three months ended March 31, 2010 compared to 50.3% for the three months ended March 31, 2009. Consolidated gross margin related specifically to product revenues increased 380 basis points to 53.9% for the three months ended March 31, 2010 compared to 50.1% for the three months ended March 31, 2009. Gross margin on product from the U.S. segment increased 240 basis points to 49.7% for the three months ended March 31, 2010 compared to 47.3% for the three months ended March 31, 2009. This increase is primarily due to strong sell-through of our product at retail. Gross margin from the European segment increased 590 basis points to 60.4% for the three months ended March 31, 2010 compared to 54.5% for the three months ended March 31, 2009, primarily due to strong demand for product, which resulted in less liquidation sales during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Additionally, fewer low margin samples were shipped during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Gross margin from the Electric segment increased 770 basis points to 62.2% for the three months ended March 31, 2010 compared to 54.5% for the three months ended March 31, 2009 primarily due to better margins achieved on off-price sales, and sales of sunglasses that were purchased at a more favorable Euro to U.S. dollar exchange rate than last year.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $3.0 million, or 10.6%, to $31.0 million for the three months ended March 31, 2010 compared to $28.0 million for the three months ended March 31, 2009. The increase in absolute dollars was due primarily to increased payroll and payroll related costs of $1.8 million, increased marketing and advertising costs of $1.3 million, and increased commissions expense of $0.5 million associated with an increase in revenues between periods. These increases were offset by a decrease in bad debt expense of $1.3 million. The net increase in various other expense categories was $0.7 million. Selling, general and administrative expenses as a percentage of revenue decreased 100 basis points to 40.0% for the three months ended March 31, 2010 compared to 41.0% for the three months ended March 31, 2009. This decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the leveraging of certain fixed costs over a higher revenue base in 2010.

Operating Income

As a result of the factors above, operating income for the three months ended March 31, 2010 increased $4.7 million to $11.0 million compared to $6.3 million for the three months ended March 31, 2009. Operating income as a percentage of revenue increased to 14.2% for the three months ended March 31, 2010 from 9.3% for the three months ended March 31, 2009.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the three months ended March 31, 2010 and 2009 was $0.1 million and $33,000, respectively. The increase in interest income is due to higher returns on our cash and cash equivalents and short-term investments. Foreign currency gain (loss) decreased to a $10,000 loss for the three months ended March 31, 2010 compared to a $0.1 million gain for the three months ended March 31, 2009 due primarily to fluctuations in the Euro and Canadian dollar exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended March 31, 2010 using an estimated effective annual tax rate of 32.0% plus the tax impact of discrete items in the quarter. The provision for income taxes increased $1.3 million to $3.6 million for the three months ended March 31, 2010 compared to $2.3 million for the three months ended March 31, 2009.

Net Income

As a result of the factors above, net income increased $3.3 million, or 78.5%, to $7.5 million for the three months ended March 31, 2010 from $4.2 million for the three months ended March 31, 2009.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash and cash equivalents at beginning of period	$76,180	$79,613
Cash flow from operating activities	(1,231)	6,010
Cash flow from investing activities	(11,005)	(26,472)
Cash flow from financing activities	(4)	(18)
Effect of exchange rate on cash	52	814

Cash and cash equivalents at end of period	$63,992	$59,947

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for doubtful accounts, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the three months ended March 31, 2010, cash used in operating activities was $1.2 million compared to cash provided by operating activities of $6.0 million for the three months ended March 31, 2009. The $7.2 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$(7,537)	Decrease in cash flows from accounts receivable due to the timing of sales and collections
(6,806)	Decrease in cash flows from accounts payable due to the timing of payments between periods
(1,578)	Decrease in non-cash provision for doubtful accounts, depreciation and amortization
(1,296)	Decrease in cash flows due to an increase in payments for prepaid expenses and other current assets between periods
3,314	Increase in net income
2,932	Increase in cash flows from accrued expenses and other current liabilities due to an increase in payroll accruals and other liabilities between periods
2,397	Increase in cash flows from inventories due to lower inventory levels between periods resulting from improved revenues over the prior period
1,215	Increase in cash flow from income taxes receivable/payable due to the timing of payments between periods
118	Net increase in cash flows from all other operating activities

$(7,241)	Total

Cash used in investing activities was $11.0 million and $26.5 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the cash used in investing activities was primarily due to the net purchase of short-term investments of $10.0 million, and purchases of property and equipment of $1.0 million. During the three months ended March 31, 2009, the cash used in investing activities was primarily due to the purchase of short-term investments of $24.9 million and $0.8 million spent on taking direct control of the UK territory from our UK distributor. Capital expenditures during the three months ended March 31, 2010 and 2009 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash used in financing activities was $4,000 for the three months ended March 31, 2010 compared to $18,000 for the three months ended March 31, 2009. Cash from financing activities is primarily due to principal payments on capital lease obligations.

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

Credit Facilities

We maintain a $40.0 million unsecured credit agreement with a bank (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at March 31, 2010) or LIBOR plus 1.25%. Under this credit facility, we had $2.2 million outstanding in letters of credit at March 31, 2010. At March 31, 2010, there were no outstanding borrowings under this credit facility, and $37.8 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA. At March 31, 2010, we were in compliance with all restrictive covenants.

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

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 7.5% per year and expire at various dates through June 2010.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Additionally, many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products.

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of March 31, 2010. Our contractual letters of credit typically have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

In connection with the 2008 acquisition of Electric, the sellers are eligible to receive $12.0 million in cash upon achieving certain financial milestones through December 31, 2010.

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

Foreign Currency Risk

In the normal course of business, we are exposed to foreign currency exchange rate risks (see Note 11 to the Condensed Consolidated Financial Statements) that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales, licensing revenues and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our results of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our European operation because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars. We do not enter into foreign currency exchange contracts to hedge the translation of operating results and financial position of our international subsidiaries.

A portion of our domestic sales are made in Canadian dollars. Sales in Canada accounted for approximately 10.7% of our product revenues in 2009 and approximately 11.5% of our product revenues for the three months ended March 31, 2010. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. If recent foreign currency market volatility continues and the Canadian dollar weakens, our results could be adversely affected. Based on the balance of Canadian dollar receivables of $8.8 million at March 31, 2010, an assumed 10% strengthening of the U.S. dollar would result in pretax foreign currency losses of $0.9 million.

We are exposed to foreign currency exchange rate risks between the Euro and the U.S. dollar, as a portion of our European operations purchases inventory in U.S. dollars. This exposure is partially offset as a portion of our domestic Electric operations purchases inventory in Euros. In addition, we are also exposed to foreign currency gains and losses resulting from various other European operations transactions that are denominated in U.S. dollars. A weakening of the Euro relative to the U.S. dollar could have a negative impact on our net exposure of the Euro to the U.S. dollar. If recent foreign currency market volatility continues and the Euro weakens compared to the U.S. dollar, our results could be adversely affected. Based on our net Euro exposure of approximately $6.6 million at March 31, 2010, an assumed 10% strengthening of the U.S. dollar would result in pre-tax foreign currency losses of $0.9 million.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at March 31, 2010. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at March 31, 2010) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2009, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 11% of our product revenues in 2009 and approximately 10% of our product revenues for the three months ended March 31, 2010. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 42%, or $22.0 million, for 2009 compared to 2008, and decreased 10%, or $0.9 million, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We currently expect revenues from Pacific Sunwear to stay approximately flat in the second quarter of 2010 compared to the second quarter of 2009. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.

Date: May 10, 2010	/S/ DOUGLAS P. COLLIER
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