Form 10-Q
period 2010-06-30
Volcom Inc
filed 2010-08-09
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 30, 2010, there were 24,407,200 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$84,783	$76,180
Short-term investments	25,000	35,000
Accounts receivable — net of allowances of $6,809 (2010) and $8,626 (2009)	50,284	53,792
Inventories	34,752	33,250
Prepaid expenses and other current assets	8,251	4,353
Income taxes receivable	2,414	725
Deferred income taxes	8,152	7,700

Total current assets	213,636	211,000

Property and equipment — net	25,601	26,348
Investments in unconsolidated investees	330	330
Deferred income taxes	3,512	3,545
Intangible assets — net	9,436	9,784
Goodwill	1,284	1,291
Other assets	945	735

Total assets	$254,744	$253,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,063	$22,788
Accrued expenses and other current liabilities	10,044	9,957
Current portion of capital lease obligations	1	50

Total current liabilities	31,108	32,795

Other long-term liabilities	1,218	1,203
Income taxes payable — non-current	66	68
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value — 60,000,000 shares authorized; 24,407,200 (2010) and 24,374,362 (2009) shares issued and outstanding	24	24
Additional paid-in capital	93,887	92,192
Retained earnings	131,281	123,679
Accumulated other comprehensive income (loss)	(2,840)	3,072

Total stockholders’ equity	222,352	218,967

Total liabilities and stockholders’ equity	$254,744	$253,033

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$62,148	$53,804	$138,983	$121,748
Licensing revenues	396	412	982	787

Total revenues	62,544	54,216	139,965	122,535
Cost of goods sold	32,712	27,862	68,137	61,799

Gross profit	29,832	26,354	71,828	60,736
Selling, general and administrative expenses	29,765	25,850	60,773	53,884

Operating income	67	504	11,055	6,852
Other income:
Interest income, net	98	69	206	101
Foreign currency (loss) gain	(66)	651	(76)	769

Total other income	32	720	130	870

Income before provision for income taxes	99	1,224	11,185	7,722
Provision for income taxes	31	352	3,583	2,631

Net income	$68	$872	$7,602	$5,091

Net income per share:
Basic	$0.00	$0.04	$0.31	$0.21
Diluted	$0.00	$0.04	$0.31	$0.21
Weighted average shares outstanding:
Basic	24,377,509	24,350,071	24,367,242	24,348,972
Diluted	24,457,442	24,361,971	24,417,266	24,359,564

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,602	$5,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,981	3,496
Provision for doubtful accounts	15	2,527
Excess tax benefits related to exercise of stock options	(51)	—
Loss on disposal of property and equipment	55	3
Stock-based compensation	1,117	672
Deferred income taxes	(387)	(318)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	1,254	6,638
Inventories	(2,417)	(2,922)
Prepaid expenses and other current assets	(4,117)	(936)
Income taxes receivable/payable	(1,429)	(724)
Other assets	(216)	68
Accounts payable	(523)	2,715
Accrued expenses and other current liabilities	442	42
Other long-term liabilities	53	(63)

Net cash provided by operating activities	4,379	16,289

Cash flows from investing activities:
Purchase of property and equipment	(3,222)	(1,717)
Business acquisitions, net of cash acquired	—	(824)
Purchase of short-term investments	(20,000)	(44,933)
Sale of short-term investments	30,000	—
Proceeds from sale of property and equipment	18	2

Net cash provided by/(used in) investing activities	6,796	(47,472)

Cash flows from financing activities:
Principal payments on capital lease obligations	(8)	(37)
Proceeds from exercise of stock options	528	—
Excess tax benefits related to exercise of stock options	51	—

Net cash provided by/(used in) financing activities	571	(37)

Effect of exchange rate changes on cash	(3,143)	2,851

Net increase/(decrease) in cash and cash equivalents	8,603	(28,369)
Cash and cash equivalents — Beginning of period	76,180	79,613

Cash and cash equivalents — End of period	$84,783	$51,244

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$2
Income taxes	$5,829	$3,854

Supplemental disclosures of noncash investing and financing activities:

At June 30, 2010 and 2009, the Company accrued for $56 and $104 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

During the six months ended June 30, 2010 and 2009, the Company recognized approximately $1.1 million, or $693,000 net of tax, and $672,000, or $444,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of June 30, 2010, there were 3,398,629 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

In May 2010, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each non-employee member of the Company’s Board of Directors (12,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vest one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 5.5 years; volatility of 65.2%; risk-free interest rate of 2.38%; and no dividends during the expected term.

A summary of the Company’s stock option activity under the Incentive Plan for the six months ended June 30, 2010 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2010	1,103,158	$16.52
Granted	12,000	23.80
Exercised	(32,978)	16.41
Canceled or forfeited	(23,600)	14.95

Outstanding at June 30, 2010	1,058,580	$16.64	7.4 years

Exercisable at June 30, 2010	556,060	$18.41	6.0 years

As of June 30, 2010, there was unrecognized compensation expense of $4.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.6 years. The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $189,000 and zero, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2010 was $2.6 million and $566,000, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Additional information regarding stock options outstanding as of June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$13.43	8,000	8.9	$13.43	1,600	$13.43
$14.47	620,180	8.9	$14.47	136,060	$14.47
$19.00	398,400	5.0	$19.00	398,400	$19.00
$23.80	12,000	9.9	$23.80	—	—
$25.42	10,000	7.9	$25.42	10,000	$25.42
$42.07	10,000	6.9	$42.07	10,000	$42.07

As of June 30, 2010, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,030,649, which had a weighted-average exercise price of $16.42. The weighted-average remaining life of these options was 7.6 years and the aggregate intrinsic value was $2.5 million at June 30, 2010.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $66,000 was amortized to expense during each of the six month periods ended June 30, 2010 and 2009.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $41,000 was amortized to expense during each of the six month periods ended June 30, 2010 and 2009.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $25,000 was amortized to expense during each of the six month periods ended June 30, 2010 and 2009.

Restricted stock activity for the six months ended June 30, 2010 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2010	18,000	$27.64
Granted	—	—
Vested	(3,500)	29.38
Canceled or forfeited	—	—

Unvested restricted stock at June 30, 2010	14,500	$27.22

As of June 30, 2010, there was unrecognized compensation expense of $221,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 1.5 years.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it is appropriate to utilize the milestone method of revenue recognition in research and development arrangements. In addition, this ASU requires new disclosures for companies that have research and development arrangements that are accounted for using the milestone method. ASU No. 2010-17 will be effective on a prospective basis for milestones achieved during interim and annual periods beginning on or after June 15, 2010 and early adoption is permitted. The Company’s adoption of ASU No. 2010-17 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 — Inventories

Inventories are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$32,454	$31,348
Work-in-process	162	297
Raw materials	2,136	1,605

	$34,752	$33,250

Note 5 — Property and Equipment

Property and equipment are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Furniture and fixtures	$10,066	$8,750
Office equipment	2,620	2,392
Computer equipment	7,379	7,130
Leasehold improvements	11,359	11,112
Building	6,715	7,614
Land	4,723	4,723
Construction in progress	507	308

	43,369	42,029
Less accumulated depreciation	(17,768)	(15,681)

Property and equipment — net	$25,601	$26,348

Note 6 — Intangible Assets

Intangible assets are as follows:

	As of June 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$6,391	$3,646	$6,422	$3,396
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	391	—	458	—

	$13,082	$3,646	$13,180	$3,396

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, athlete contracts and reacquired license rights. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the six months ended June 30, 2010 and 2009, was approximately $275,000 and $804,000, respectively. The Company’s annual amortization expense is estimated to be approximately $543,000, $446,000, $393,000, $342,000 and $287,000 in the fiscal years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Payroll and related accruals	$5,394	$4,708
Other	4,650	5,249

	$10,044	$9,957

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share data)		(In thousands, except share data)
Numerator — Net income	$68	$872	$7,602	$5,091

Denominator: Weighted average common stock outstanding for basic earnings per share	24,377,509	24,350,071	24,367,242	24,348,972
Effect of dilutive securities:
Stock options and restricted stock	79,933	11,900	50,024	10,592

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,457,442	24,361,971	24,417,266	24,359,564

For the three months ended June 30, 2010 and 2009, 578,180 and 1,107,558 stock options, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive. For the six months ended June 30, 2010 and 2009, 578,180 and 1,107,558 stock options, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

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

The following table presents information on the Company’s financial instruments (in thousands):

	June 30, 2010				December 31, 2009
		Fair Value Measurements				Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments	$25,000	$—	$25,000	$—	$35,000	$25,000	$10,000	$—
Foreign currency exchange contracts	461	—	461	—	79	—	79	—
Financial liabilities:
Foreign currency exchange contracts	$—	$—	$—	$—	$48	—	$48	$—

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

As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts to hedge a portion of its European operations U.S. dollar denominated inventory purchases. All of the Company’s forward foreign currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of June 30, 2010, the Company was hedging forecasted transactions expected to occur through September 2011. Assuming exchange rates at June 30, 2010 remain constant, $415,000 of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the next 15 months.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

As of June 30, 2010, the Company had U.S. dollar denominated forward foreign currency contracts outstanding to hedge a portion of its European operations U.S. dollar denominated inventory purchases with a notional amount of $9.4 million and a fair value of $461,000, which mature from August 2010 through September 2011. All outstanding contracts were in a gain position and the $461,000 asset is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		(In thousands)
	Location	2010	2009	2010	2009
Gain (loss) recognized in OCI on foreign currency derivatives	OCI	$592	$(212)	$867	$(144)
Gain (loss) reclassified from accumulated OCI into income	Cost of goods sold	401	(135)	437	(377)

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Total revenues:
United States	$50,847	$43,650
Europe	5,122	5,886
Electric	6,575	4,680

Consolidated	$62,544	$54,216

Gross profit:
United States	$23,923	$21,249
Europe	2,363	2,634
Electric	3,546	2,471

Consolidated	$29,832	$26,354

Operating income (loss):
United States	$2,525	$3,313
Europe	(2,905)	(2,215)
Electric	447	(594)

Consolidated	$67	$504

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Total revenues:
United States	$99,026	$86,070
Europe	28,748	27,564
Electric	12,191	8,901

Consolidated	$139,965	$122,535

Gross profit:
United States	$48,148	$41,523
Europe	16,640	14,442
Electric	7,040	4,771

Consolidated	$71,828	$60,736

Operating income (loss):
United States	$5,270	$4,784
Europe	5,072	3,577
Electric	713	(1,509)

Consolidated	$11,055	$6,852

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	June 30, 2010	December 31, 2009
	(In thousands)
Identifiable assets:
United States	$181,545	$170,463
Europe	51,457	61,351
Electric	21,742	21,219

Consolidated	$254,744	$253,033

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Mens	$36,482	$27,916	$79,352	$63,600
Girls	10,507	13,602	25,243	30,417
Snow	16	411	410	755
Boys	5,311	4,444	11,098	8,734
Footwear	1,108	997	3,986	3,439
Girls swim	1,631	1,224	5,645	4,792
Electric	6,575	4,680	12,191	8,901
Other	518	530	1,058	1,110

Subtotal product categories	62,148	53,804	138,983	121,748
Licensing revenues	396	412	982	787

Total revenues	$62,544	$54,216	$139,965	$122,535

The Electric product category includes revenues from all Electric branded products including sunglasses, goggles and related clothing and accessories. Other includes revenues primarily related to the Company’s Volcom Entertainment division, films and related accessories.

During the three months ended June 30, 2010 and 2009, approximately 14% and 17%, respectively, of product revenues were attributable to one customer. During the six months ended June 30, 2010 and 2009, approximately 12% and 14%, respectively, of product revenues were attributable to one customer.

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by our Electric operating segment and are allocated based on customer location.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
United States	$40,412	$33,661	$75,863	$64,921
Canada	7,627	6,817	16,439	13,653
Asia Pacific	4,168	3,666	8,552	8,113
Europe	5,851	6,594	30,460	29,292
Other	4,090	3,066	7,669	5,769

	$62,148	$53,804	$138,983	$121,748

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Long-lived assets (excluding deferred income tax assets) by geographic region are as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
United States	$24,801	$24,535
Europe	9,105	10,739
Asia Pacific	3,690	3,214

	$37,596	$38,488

Note 13 — Subsequent Event

Effective August 1, 2010, the Company completed the acquisition of Volcom Australia, a licensee of the Company’s products located in Australia. The Company will include the operations of Volcom Australia in its financial results beginning on August 1, 2010. The purchase price, excluding transaction costs, was approximately $2.9 million in cash, of which approximately $2.3 million relates to net assets acquired, for the purchase of all of the outstanding common stock of Volcom Australia, subject to certain indemnities and post-closing adjustments. Prior to the closing of the transaction, the Company held a 13.9% ownership interest in Volcom Australia. Due to the recent closing of the acquisition, the Company has not completed the allocation of its purchase price to the fair value of the assets acquired and liabilities assumed.

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

In Australia (through August 1, 2010), Indonesia, South Africa, Brazil and Argentina (including Paraguay and Uruguay), we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify quality, design, marketing and distributing standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. Effective August 1, 2010, we completed the acquisition of Volcom Australia, a licensee of our products located in Australia. We expect to experience a decrease in our licensing revenues effective as of the date of the acquisition, and an increase in selling, general and administrative expenses attributable to the operations of Volcom Australia. However, we anticipate our product revenues will increase in Australia as we begin to directly sell our products in this territory.

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

Our revenues increased from $160.0 million in 2005 to $280.6 million in 2009. Our revenues were $140.0 million for the six months ended June 30, 2010, an increase of $17.5 million, or 14.2%, compared to $122.5 million for the six months ended June 30, 2009. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, and solid in-season business.

Sales to Pacific Sunwear, our largest customer, decreased 6.2%, or $1.1 million, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. We currently expect revenues from Pacific Sunwear to stay approximately flat in the third quarter of 2010 compared to the third quarter of 2009. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Quota represents the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency, raw material cost increases and labor shortages in China, may have an impact on our business. Beginning in 2010, there have been widespread labor shortages in China, which have adversely impacted our product costs and deliveries. Additionally, wages and raw material costs have increased in China, which has caused price increases. We have addressed these issues by sourcing with other suppliers and adjusting our wholesale prices, where possible, to offset these increases. While we do not believe the limitations on imports from China will have a material effect on our operations, we have begun sourcing more in other countries, such as India, Bangladesh, Vietnam and Mexico. There will be increased pressure on costs going forward, and we intend to closely monitor our sourcing in China to avoid disruptions.

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

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team, hired additional personnel and made investments in new territories and initiatives. As a percentage of revenues, our selling, general and administrative expenses have increased from 26.8% in 2005 to 39.5% in 2009. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, we have made investments in our acquired distributors in Japan and the UK, which has increased our selling, general and administrative expenses as a percentage of revenue. Our selling, general and administrative expenses have increased on an absolute dollar basis from $53.9 million for the six months ended June 30, 2009 to $60.8 million for the six months ended June 30, 2010. This increase in absolute dollars was due primarily to increased marketing and personnel costs. Our selling, general and administrative expenses as a percentage of revenues have decreased from 44.0% for the six months ended June 30, 2009 to 43.4% for the six months ended June 30, 2010. This decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the leveraging of certain fixed costs over a higher revenue base in 2010.

Critical Accounting Policies

The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, accounts receivable, inventories, goodwill and intangible assets, long-lived assets, income taxes, foreign currency and derivatives, and stock-based compensation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. We also offer the full product line under the Electric brand name, including sunglasses, goggles, soft goods and other accessories. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on Volcom product sales by our international licensees in Australia (through August 2010), Indonesia, South Africa, Brazil and Argentina (including Uruguay and Paraguay).

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

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.3	51.4	48.7	50.4

Gross profit	47.7	48.6	51.3	49.6
Selling, general and administrative expenses	47.6	47.7	43.4	44.0

Operating income	0.1	0.9	7.9	5.6
Other income	0.1	1.3	0.1	0.7

Income before provision for income taxes	0.2	2.2	8.0	6.3
Provision for income taxes	0.1	0.6	2.6	2.1

Net income	0.1%	1.6%	5.4%	4.2%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Consolidated revenues were $62.5 million for the three months ended June 30, 2010, an increase of $8.3 million, or 15.4%, compared to $54.2 million for the three months ended June 30, 2009. Revenues from our United States segment were $50.8 million for the three months ended June 30, 2010, an increase of $7.2 million, or 16.5% compared to $43.6 million for the three months ended June 30, 2009. Revenues from our Europe segment were $5.1 million for the three months ended June 30, 2010, a decrease of $0.8 million, or 13.0% compared to $5.9 million for the three months ended June 30, 2009. On a Euro to Euro basis, revenues in our European segment decreased approximately 9.0% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Revenues from our Electric segment were $6.6 million for the three months ended June 30, 2010, an increase of $1.9 million, or 40.5% compared to $4.7 million for the three months ended June 30, 2009. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, and solid in-season reorder business in the United States and Electric segments..

Revenues from our five largest customers were $15.3 million for the three months ended June 30, 2010, a decrease of $0.3 million, or 2.1%, compared to $15.6 million for the three months ended June 30, 2009. Excluding revenues from Pacific Sunwear, which decreased $0.2 million, or 2.3%, to $8.8 million, total revenues from our remaining five largest customers decreased $0.1 million, or 1.7%, to $6.5 million for the three months ended June 30, 2010 from $6.6 million for the three months ended June 30, 2009. We currently expect revenues from Pacific Sunwear to stay approximately flat in the third quarter of 2010 compared to the third quarter of 2009.

Consolidated product revenues were $62.1 million for the three months ended June 30, 2010, an increase of $8.3 million, or 15.5%, compared to $53.8 million for the three months ended June 30, 2009. Revenues from mens products increased $8.6 million, or 30.7%, to $36.5 million for the three months ended June 30, 2010 compared to $27.9 million for the three months ended June 30, 2009. Revenues from our Electric subsidiary increased $1.9 million, or 40.5%, to $6.6 million for the three months ended June 30, 2010 compared to $4.7 million for the three months ended June 30, 2009. Revenues from boys products increased $0.9 million, or 19.5%, to $5.3 million for the three months ended June 30, 2010 compared to $4.4 million for the three months ended June 30, 2009. Revenues from our girls swim line increased $0.4 million, or 33.3%, to $1.6 million for the three months ended June 30, 2010 compared to $1.2 million for the three months ended June 30, 2009. Revenues from footwear products increased $0.1 million, or 11.2%, to $1.1 million for the three months ended June 30, 2010 compared to $1.0 million for the three months ended June 30, 2009. Revenues from girls products decreased $3.1 million, or 22.8%, to $10.5 million for the three months ended June 30, 2010 compared to $13.6 million for the three months ended June 30, 2009. Revenues from snow products decreased $0.4 million, or 96.2%, to $16,000 for the three months ended June 30, 2010 compared to $0.4 million for the three months ended June 30, 2009.

Licensing revenues decreased 4.0% to $0.4 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $40.4 million, or 65.0% of our product revenues, for the three months ended June 30, 2010, compared to $33.7 million, or 62.6% of our product revenues, for the three months ended June 30, 2009. Product revenues in Europe were $5.9 million, or 9.4% of our product revenues, for the three months ended June 30, 2010, compared to $6.6 million, or 12.3% of our product revenues, for the three months ended June 30, 2009. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $15.8 million, or 25.6% of our product revenues, for the three months ended June 30, 2010 compared to $13.5 million, or 25.1% of our product revenues, for the three months ended June 30, 2009.

Gross Profit

Consolidated gross profit increased $3.4 million, or 13.2%, to $29.8 million for the three months ended June 30, 2010 compared to $26.4 million for the three months ended June 30, 2009. Gross profit as a percentage of revenues, or gross margin, decreased 90 basis points to 47.7% for the three months ended June 30, 2010 compared to 48.6% for the three months ended June 30, 2009. Consolidated gross margin related specifically to product revenues decreased 80 basis points to 47.4% for the three months ended June 30, 2010 compared to 48.2% for the three months ended June 30, 2009. Gross margin on product from the U.S. segment decreased 160 basis points to 46.6% for the three months ended June 30, 2010 compared to 48.2% for the three months ended June 30, 2009. This decrease is primarily due to incentive pricing, which was part of our strategy designed to gain market share during the Spring and Summer sell-in periods. Also, to a lesser extent, as we are carrying more inventory in an effort to capture additional in-season re-orders, our low margin liquidation sales were higher during the three months ended June 30, 2010 compared to the same period last year. Gross margin from the European segment increased 130 basis points to 46.1% for the three months ended June 30, 2010 compared to 44.8% for the three months ended June 30, 2009, primarily reflecting a greater percentage of sales directly to retailers and a lesser percentage of sales to territory distributors during the three months ended June 30, 2010 compared to the same period last year. Gross margin from the Electric segment increased 110 basis points to 53.9% for the three months ended June 30, 2010 compared to 52.8% for the three months ended June 30, 2009 primarily due to sales of sunglasses that were purchased at a more favorable Euro to U.S. dollar exchange rate than last year.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $3.9 million, or 15.1%, to $29.8 million for the three months ended June 30, 2010 compared to $25.9 million for the three months ended June 30, 2009. The increase in absolute dollars was due primarily to increased payroll and payroll related costs of $2.1 million, increased marketing and advertising costs of $1.4 million, and increased commissions expense of $0.3 million associated with an increase in revenues between periods. These increases were offset by a decrease in bad debt expense of $1.2 million. The net increase in various other expense categories was $1.3 million. Selling, general and administrative expenses as a percentage of revenue decreased 10 basis points to 47.6% for the three months ended June 30, 2010 compared to 47.7% for the three months ended June 30, 2009. This decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the leveraging of certain fixed costs over a higher revenue base in 2010.

Operating Income

As a result of the factors above, operating income for the three months ended June 30, 2010 decreased $0.4 million to $0.1 million compared to $0.5 million for the three months ended June 30, 2009. Operating income as a percentage of revenue decreased to 0.1% for the three months ended June 30, 2010 from 0.9% for the three months ended June 30, 2009.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for each of the three month periods ended June 30, 2010 and 2009 was $0.1 million. Foreign currency gain (loss) decreased to a $0.1 million loss for the three months ended June 30, 2010 compared to a $0.7 million gain for the three months ended June 30, 2009 due primarily to fluctuations in the Euro, Canadian dollar and Japanese yen exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended June 30, 2010 using an estimated effective annual tax rate of 32.0% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $0.3 million to $31,000 for the three months ended June 30, 2010 compared to $0.4 million for the three months ended June 30, 2009.

Net Income

As a result of the factors above, net income decreased $0.8 million, or 92.2%, to $0.1 million for the three months ended June 30, 2010 from $0.9 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Consolidated revenues were $140.0 million for the six months ended June 30, 2010, an increase of $17.5 million, or 14.2%, compared to $122.5 million for the six months ended June 30, 2009. Revenues from our United States segment were $99.0 million for the six months ended June 30, 2010, an increase of $13.0 million, or 15.1% compared to $86.0 million for the six months ended June 30, 2009. Revenues from our Europe segment were $28.7 million for the six months ended June 30, 2010, an increase of $1.1 million, or 4.3% compared to $27.6 million for the six months ended June 30, 2009. On a Euro to Euro basis, revenues in our European segment increased approximately 2.0% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Revenues from our Electric segment were $12.2 million for the six months ended June 30, 2010, an increase of $3.3 million, or 37.0% compared to $8.9 million for the six months ended June 30, 2009. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, and solid in-season reorder business.

Revenues from our five largest customers were $28.1 million for the six months ended June 30, 2010, a decrease of $1.4 million, or 4.6%, compared to $29.5 million for the six months ended June 30, 2009. Excluding revenues from Pacific Sunwear, which decreased $1.1 million, or 6.2%, to $16.3 million, total revenues from our remaining five largest customers decreased $0.3 million, or 2.2%, to $11.8 million for the six months ended June 30, 2010 from $12.1 million for the six months ended June 30, 2009. We currently expect revenues from Pacific Sunwear to stay approximately flat in the third quarter of 2010 compared to the third quarter of 2009.

Consolidated product revenues were $139.0 million for the six months ended June 30, 2010, an increase of $17.3 million, or 14.2%, compared to $121.7 million for the six months ended June 30, 2009. Revenues from mens products increased $15.8 million, or 24.8%, to $79.4 million for the six months ended June 30, 2010 compared to $63.6 million for the six months ended June 30, 2009. Revenues from our Electric subsidiary increased $3.3 million, or 37.0%, to $12.2 million for the six months ended June 30, 2010 compared to $8.9 million for the six months ended June 30, 2009. Revenues from boys products increased $2.4 million, or 27.1%, to $11.1 million for the six months ended June 30, 2010 compared to $8.7 million for the six months ended June 30, 2009. Revenues from our girls swim line increased $0.8 million, or 17.8%, to $5.6 million for the six months ended June 30, 2010 compared to $4.8 million for the six months ended June 30, 2009. Revenues from footwear products increased $0.6 million, or 15.9%, to $4.0 million for the six months ended June 30, 2010 compared to $3.4 million for the six months ended June 30, 2009. Revenues from girls products decreased $5.2 million, or 17.0%, to $25.2 million for the six months ended June 30, 2010 compared to $30.4 million for the six months ended June 30, 2009. Revenues from snow products decreased $0.4 million, or 45.7%, to $0.4 million for the six months ended June 30, 2010 compared to $0.8 million for the six months ended June 30, 2009.

Licensing revenues increased 24.7% to $1.0 million for the six months ended June 30, 2010 from $0.8 million for the six months ended June 30, 2009.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $75.9 million, or 54.6% of our product revenues, for the six months ended June 30, 2010, compared to $64.9 million, or 53.3% of our product revenues, for the six months ended June 30, 2009. Product revenues in Europe were $30.5 million, or 21.9% of our product revenues, for the six months ended June 30, 2010, compared to $29.3 million, or 24.1% of our product revenues, for the six months ended June 30, 2009. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $32.6 million, or 23.5% of our product revenues, for the six months ended June 30, 2010 compared to $27.6 million, or 22.6% of our product revenues, for the six months ended June 30, 2009.

Gross Profit

Consolidated gross profit increased $11.1 million, or 18.3%, to $71.8 million for the six months ended June 30, 2010 compared to $60.7 million for the six months ended June 30, 2009. Gross profit as a percentage of revenues, or gross margin, increased 170 basis points to 51.3% for the six months ended June 30, 2010 compared to 49.6% for the six months ended June 30, 2009. Consolidated gross margin related specifically to product revenues increased 180 basis points to 51.0% for the six months ended June 30, 2010 compared to 49.2% for the six months ended June 30, 2009. Gross margin on product from the U.S. segment increased 30 basis points to 48.1% for the six months ended June 30, 2010 compared to 47.8% for the six months ended June 30, 2009. This increase is primarily due to strong sell-through of our product at retail. Gross margin from the European segment increased 550 basis points to 57.9% for the six months ended June 30, 2010 compared to 52.4% for the six months ended June 30, 2009, primarily due to strong demand for product combined with a greater percentage of sales directly to retailers and a lesser percentage of sales to territory distributors during the six months ended June 30, 2010 compared to the same period last year. Gross margin from the Electric segment increased 410 basis points to 57.7% for the six months ended June 30, 2010 compared to 53.6% for the six months ended June 30, 2009 primarily due to better margins achieved on off-price sales, and sales of sunglasses that were purchased at a more favorable Euro to U.S. dollar exchange rate than last year.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $6.9 million, or 12.8%, to $60.8 million for the six months ended June 30, 2010 compared to $53.9 million for the six months ended June 30, 2009. The increase in absolute dollars was due primarily to increased payroll and payroll related costs of $3.9 million, increased marketing and advertising costs of $2.7 million, increased commissions expense of $0.7 million associated with an increase in revenues between periods, increased stock-based compensation expense of $0.4 million, increased rent expense of $0.4 million, and expenses of $0.3 million associated with the upcoming launch of our direct to consumer ecommerce platform. These increases were offset by a decrease in bad debt expense of $2.5 million. The net increase in various other expense categories was $1.0 million. Selling, general and administrative expenses as a percentage of revenue decreased 60 basis points to 43.4% for the six months ended June 30, 2010 compared to 44.0% for the six months ended June 30, 2009. This decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the leveraging of certain fixed costs over a higher revenue base in 2010.

Operating Income

As a result of the factors above, operating income for the six months ended June 30, 2010 increased $4.2 million to $11.1 million compared to $6.9 million for the six months ended June 30, 2009. Operating income as a percentage of revenue increased to 7.9% for the six months ended June 30, 2010 from 5.6% for the six months ended June 30, 2009.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the six months ended June 30, 2010 and 2009 was $0.2 million and $0.1 million, respectively. The increase in interest income is due to higher returns on our cash and cash equivalents and short-term investments. Foreign currency gain (loss) decreased to a $0.1 million loss for the six months ended June 30, 2010 compared to a $0.8 million gain for the six months ended June 30, 2009 due primarily to fluctuations in the Euro, Canadian dollar and Japanese yen exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the six months ended June 30, 2010 using an estimated effective annual tax rate of 32.0% plus the tax impact of discrete items in the quarter. The provision for income taxes increased $1.0 million to $3.6 million for the six months ended June 30, 2010 compared to $2.6 million for the six months ended June 30, 2009.

Net Income

As a result of the factors above, net income increased $2.5 million, or 49.3%, to $7.6 million for the six months ended June 30, 2010 from $5.1 million for the six months ended June 30, 2009.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash and cash equivalents at beginning of period	$76,180	$79,613
Cash flow from operating activities	4,379	16,289
Cash flow from investing activities	6,796	(47,472)
Cash flow from financing activities	571	(37)
Effect of exchange rate on cash	(3,143)	2,851

Cash and cash equivalents at end of period	$84,783	$51,244

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the six months ended June 30, 2010 and 2009, cash from operating activities was $4.4 million and $16.3 million, respectively. The $11.9 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$ (5,384)	Decrease in cash flows from accounts receivable due to the timing of sales and collections
(3,238)	Decrease in cash flows from accounts payable due to the timing of payments between periods
(3,181)	Decrease in cash flows due to an increase in payments for prepaid expenses and other current assets between periods
(3,078)	Decrease in non-cash provision for doubtful accounts, depreciation and amortization, and excess tax benefits related to exercise of stock options
(705)	Decrease in cash flow from income taxes receivable/payable due to the timing of payments between periods
2,511	Increase in net income
1,165	Net increase in cash flows from all other operating activities

$(11,910)	Total

Cash provided by investing activities was $6.8 million for the six months ended June 30, 2010 compared to cash used in investing activities of $47.5 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, the cash provided by investing activities was primarily due to the net sale of short-term investments of $10.0 million, offset by purchases of property and equipment of $3.2 million. During the six months ended June 30, 2009, the cash used in investing activities was primarily due to the purchase of short-term investments of $44.9 million and $0.8 million spent on taking direct control of the UK territory from our UK distributor. Capital expenditures during the six months ended June 30, 2010 and 2009 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash provided by financing activities was $0.6 million for the six months ended June 30, 2010 compared to cash used in financing activities of $37,000 for the six months ended June 30, 2009. Cash from financing activities is primarily due to proceeds and excess tax benefits related to the exercise of stock options, offset by principal payments on capital lease obligations.

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

Credit Facilities

We maintain a $40.0 million unsecured credit agreement with a bank (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at June 30, 2010) or LIBOR plus 1.25%. Under this credit facility, we had $0.9 million outstanding in letters of credit at June 30, 2010. At June 30, 2010, there were no outstanding borrowings under this credit facility, and $39.1 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA. At June 30, 2010, we were in compliance with all restrictive covenants. We expect to extend the credit agreement prior to the date of its expiration on August 31, 2010.

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

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 2.9% to 10.7% per year and expire at various dates through October 2010.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Additionally, many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products.

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of June 30, 2010. Our contractual letters of credit typically have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

In connection with the 2008 acquisition of Electric, the sellers are eligible to receive $12.0 million in cash upon achieving certain financial milestones through December 31, 2010. Based on the financial performance of Electric, it is not considered probable that these financial milestones will be met.

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

A portion of our domestic sales are made in Canadian dollars. Sales in Canada accounted for approximately 10.7% of our product revenues in 2009 and approximately 11.8% of our product revenues for the six months ended June 30, 2010. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. If recent foreign currency market volatility continues and the Canadian dollar weakens, our results could be adversely affected. Based on the balance of Canadian dollar receivables of $7.7 million at June 30, 2010, an assumed 10% strengthening of the U.S. dollar would result in pretax foreign currency losses of $0.7 million.

We are exposed to foreign currency exchange rate risks between the Euro and the U.S. dollar, as a portion of our European operations purchases inventory in U.S. dollars. This exposure is partially offset as a portion of our domestic Electric operations purchases inventory in Euros. In addition, we are also exposed to foreign currency gains and losses resulting from various other European operations transactions that are denominated in U.S. dollars. A weakening of the Euro relative to the U.S. dollar could have a negative impact on our net exposure of the Euro to the U.S. dollar. If recent foreign currency market volatility continues and the Euro weakens compared to the U.S. dollar, our results could be adversely affected. Based on our net Euro exposure of approximately $4.6 million at June 30, 2010, an assumed 10% strengthening of the U.S. dollar would result in pre-tax foreign currency losses of $0.6 million.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at June 30, 2010. The credit agreement, which expires on August 31, 2010, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at June 30, 2010) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2009, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2010. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 11% of our product revenues in 2009 and approximately 12% of our product revenues for the six months ended June 30, 2010. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 42%, or $22.0 million, for 2009 compared to 2008, and decreased 6%, or $1.1 million, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. We currently expect revenues from Pacific Sunwear to stay approximately flat in the third quarter of 2010 compared to the third quarter of 2009. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended June 30, 2010.

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

Volcom, Inc.

Date: August 9, 2010	/s/ DOUGLAS P. COLLIER
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