Form 10-Q
period 2010-09-30
Volcom Inc
filed 2010-11-09
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, there were 24,409,180 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$104,950	$76,180
Short-term investments	—	35,000
Accounts receivable — net of allowances of $8,082 (2010) and $8,626 (2009)	81,821	53,792
Inventories	37,024	33,250
Prepaid expenses and other current assets	9,404	4,353
Income taxes receivable	—	725
Deferred income taxes	8,212	7,700

Total current assets	241,411	211,000

Property and equipment — net	26,543	26,348
Investment in unconsolidated investee	—	330
Deferred income taxes	3,535	3,545
Intangible assets — net	10,235	9,784
Goodwill	1,341	1,291
Other assets	1,134	735

Total assets	$284,199	$253,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,328	$22,788
Accrued expenses and other current liabilities	15,168	9,957
Income taxes payable	3,422	—
Current portion of capital lease obligations	17	50

Total current liabilities	42,935	32,795

Long-term capital lease obligations	27	—
Other long-term liabilities	1,257	1,203
Income taxes payable — non-current	23	68
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value — 60,000,000 shares authorized; 24,408,900 (2010) and 24,374,362 (2009) shares issued and outstanding	24	24
Additional paid-in capital	94,279	92,192
Retained earnings	144,334	123,679
Accumulated other comprehensive income	1,320	3,072

Total stockholders’ equity	239,957	218,967

Total liabilities and stockholders’ equity	$284,199	$253,033

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$104,213	$93,356	$243,196	$215,103
Licensing revenues	445	560	1,426	1,348

Total revenues	104,658	93,916	244,622	216,451
Cost of goods sold	52,797	45,433	120,933	107,232

Gross profit	51,861	48,483	123,689	109,219
Selling, general and administrative expenses	33,884	28,825	94,657	82,710

Operating income	17,977	19,658	29,032	26,509
Other income:
Interest income, net	66	127	272	229
Gain on investment in unconsolidated investee	39	—	39	—
Foreign currency gain	1,256	222	1,179	991

Total other income	1,361	349	1,490	1,220

Income before provision for income taxes	19,338	20,007	30,522	27,729
Provision for income taxes	6,285	6,750	9,868	9,381

Net income	$13,053	$13,257	$20,654	$18,348

Net income per share:
Basic	$0.54	$0.54	$0.85	$0.75
Diluted	$0.53	$0.54	$0.85	$0.75
Weighted average shares outstanding:
Basic	24,396,899	24,354,208	24,377,222	24,350,725
Diluted	24,431,095	24,367,464	24,421,970	24,361,034

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$20,654	$18,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,645	5,034
Gain on investment in unconsolidated investee	(39)	—
Provision for doubtful accounts	173	2,434
Excess tax benefits related to exercise of stock options	(51)	—
Loss on disposal of property and equipment	35	3
Stock-based compensation	1,514	1,246
Deferred income taxes	(487)	(963)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(24,562)	(13,574)
Inventories	376	5,032
Prepaid expenses and other current assets	(4,149)	(407)
Income taxes receivable/payable	4,182	6,683
Other assets	(351)	31
Accounts payable	800	(5,445)
Accrued expenses and other current liabilities	4,035	1,040
Other long-term liabilities	72	(96)

Net cash provided by operating activities	6,847	19,366

Cash flows from investing activities:
Purchase of property and equipment	(4,286)	(3,406)
Business acquisitions, net of cash acquired	(2,304)	(897)
Purchase of short-term investments	(20,000)	(64,933)
Sale of short-term investments	55,000	24,944
Proceeds from sale of property and equipment	38	6

Net cash provided by/(used in) investing activities	28,448	(44,286)

Cash flows from financing activities:
Principal payments on capital lease obligations	(12)	(65)
Proceeds from exercise of stock options	523	—
Excess tax benefits related to exercise of stock options	51	—

Net cash provided by/(used in) financing activities	562	(65)

Effect of exchange rate changes on cash	(7,087)	4,701

Net increase/(decrease) in cash and cash equivalents	28,770	(20,284)
Cash and cash equivalents — Beginning of period	76,180	79,613

Cash and cash equivalents — End of period	$104,950	$59,329

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$3
Income taxes	$6,692	$3,945

Supplemental disclosures of noncash investing and financing activities:

At September 30, 2010 and 2009, the Company accrued for $118 and $56 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). The Company accounts for all stock-based compensation using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company uses the Black-Scholes option-pricing model to value compensation expense. Forfeitures are estimated at the date of grant based on historical employee turnover rates and reduce the compensation expense recognized. Depending upon the option grant, the expected option term is based upon historical industry data on employee exercises and management’s expectation of exercise behavior, or is estimated based on the simplified method as prescribed in ASC 718. For options granted concurrently with the Company’s initial public offering of common stock, the expected volatility of the Company’s stock price was based upon the historical volatility of similar entities whose share prices were publicly available. For options granted subsequent to the Company’s offering, expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. The fair value of employee stock-based awards is amortized using the straight-line method over the vesting period.

During the nine months ended September 30, 2010 and 2009, the Company recognized approximately $1.5 million, or $938,000 net of tax, and $1.2 million, or $822,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of September 30, 2010, there were 3,398,629 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

Stock Option Awards — In June 2005, the Company’s Board of Directors approved the grant of 586,526 options to purchase the Company’s common stock. The Company granted these options under the Incentive Plan at the effective date of the Company’s initial public offering at an exercise price of $19.00, which was equal to the initial public offering price of the Company’s common stock. The stock options have vesting terms whereby 10,526 options vested immediately, 210,000 options vested on December 15, 2005 and the remaining 366,000 options vested 20% per annum over 5 years. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 4.2 years; volatility of 47.5%; risk-free interest rate of 3.73%; and no dividends during the expected term.

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

A summary of the Company’s stock option activity under the Incentive Plan for the nine months ended September 30, 2010 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2010	1,103,158	$16.52
Granted	12,000	23.80
Exercised	(34,538)	16.33
Canceled or forfeited	(39,620)	16.30

Outstanding at September 30, 2010	1,041,000	$16.61	7.2 years

Exercisable at September 30, 2010	540,720	$18.40	5.8 years

As of September 30, 2010, there was unrecognized compensation expense of $4.1 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.4 years. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $192,000 and zero, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2010 was $3.0 million and $679,000, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Additional information regarding stock options outstanding as of September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$13.43	8,000	8.7	$13.43	1,600	$13.43
$14.47	616,100	8.6	$14.47	134,220	$14.47
$19.00	384,900	4.8	$19.00	384,900	$19.00
$23.80	12,000	9.6	$23.80	—	—
$25.42	10,000	7.6	$25.42	10,000	$25.42
$42.07	10,000	6.6	$42.07	10,000	$42.07

As of September 30, 2010, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,013,203, which had a weighted-average exercise price of $16.39. The weighted-average remaining life of these options was 7.1 years and the aggregate intrinsic value was $2.8 million at September 30, 2010.

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

In 2005, the Company granted a total of 20,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vested 20% per year over a five-year period. The total fair value of the restricted stock awards is $660,000, of which $77,000 and $99,000 was amortized to expense during the nine month periods ended September 30, 2010 and 2009, respectively.

In 2006, the Company granted a total of 15,000 shares of restricted stock to employees. The restricted stock awards have a purchase price of $.001 per share and vest 20% per year over a five-year period. The total value of the restricted stock awards is $405,000, of which $61,000 was amortized to expense during each of the nine month periods ended September 30, 2010 and 2009.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $.001 per share and vests 20% per year over a five-year period. The total value of the restricted stock award is $254,000, of which $38,000 was amortized to expense during each of the nine month periods ended September 30, 2010 and 2009.

Restricted stock activity for the nine months ended September 30, 2010 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2010	18,000	$27.64
Granted	—	—
Vested	(9,000)	29.32
Canceled or forfeited	—	—

Unvested restricted stock at September 30, 2010	9,000	$25.95

As of September 30, 2010, there was unrecognized compensation expense of $177,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 1.9 years.

Note 3 — New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, which amends the guidance in ASC 605, Revenue Recognition (“ASC 605”). ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

entered into for fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 will not have an impact on the Company’s consolidated financial position and results of operations.

Note 4 — Inventories

Inventories are as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$34,809	$31,348
Work-in-process	121	297
Raw materials	2,094	1,605

	$37,024	$33,250

Note 5 — Property and Equipment

Property and equipment are as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Furniture and fixtures	$11,727	$8,750
Office equipment	3,273	2,392
Computer equipment	8,198	7,130
Leasehold improvements	11,650	11,112
Buildings	7,316	7,614
Land	4,723	4,723
Construction in progress	152	308

	47,039	42,029
Less accumulated depreciation	(20,496)	(15,681)

Property and equipment — net	$26,543	$26,348

Note 6 — Intangible Assets

Intangible assets are as follows:

	As of September 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$7,401	$3,902	$6,422	$3,396
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	436	—	458	—

	$14,137	$3,902	$13,180	$3,396

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, and athlete contracts. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of 3 months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the nine months ended September 30, 2010 and 2009, was approximately $479,000 and $1.0 million, respectively. The Company’s annual amortization expense is estimated to be approximately $654,000, $768,000, $715,000, $398,000 and $289,000 in the fiscal years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Payroll and related accruals	$8,004	$4,708
Other	7,164	5,249

	$15,168	$9,957

Note 8 — Commitments and Contingencies

Litigation — The Company is involved from time to time in litigation incidental to its business.

During the three months ended September 30, 2010, the French tax authorities began an investigation into the appropriateness of the Company’s tax positions associated with its European operations for tax years beginning in 2007. The investigation specifically relates to intercompany transactions between certain of the Company’s wholly-owned European subsidiaries. Conclusion of this matter could result in payment of a different amount than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount, which may or may not be significant. The Company has recorded a tax liability of approximately $100,000 associated with this uncertain tax position as of September 30, 2010.

The Company is subject to various other claims, complaints and legal actions in the normal course of business from time to time. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share data)		(In thousands, except share data)
Numerator — Net income	$13,053	$13,257	$20,654	$18,348

Denominator: Weighted average common stock outstanding for basic earnings per share	24,396,899	24,354,208	24,377,222	24,350,725
Effect of dilutive securities:
Stock options and restricted stock	34,196	13,256	44,748	10,309

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,431,095	24,367,464	24,421,970	24,361,034

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

For the three months ended September 30, 2010 and 2009, 594,100 and 1,105,158 stock options, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive. For the nine months ended September 30, 2010 and 2009, 610,127 and 1,105,158 stock options, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Note 10 — Fair Value Measurements of Financial Instruments

The Company’s financial assets and liabilities are measured and reported on a fair value basis in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. It also establishes a three-level hierarchy of fair value measurements for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table presents information on the Company’s financial instruments (in thousands):

	September 30, 2010				December 31, 2009
	Carrying Amount	Fair Value Measurements			Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Financial assets:
Short-term investments	$—	$—	$—	$—	$35,000	$25,000	$10,000	$—
Foreign currency exchange contracts	$515	$—	$515	$—	$79	$—	$79	$—
Financial liabilities:
Foreign currency exchange contracts	$—	$—	$—	$—	$48	—	$48	$—

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

As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts to hedge a portion of its European operations U.S. dollar denominated inventory purchases. All of the Company’s forward foreign currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of September 30, 2010, the Company was hedging forecasted transactions expected to occur through September 2011.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Assuming exchange rates at September 30, 2010 remain constant, $464,000 of gains, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the next 12 months.

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

As of September 30, 2010, the Company had U.S. dollar denominated forward foreign currency contracts outstanding to hedge a portion of its European operations U.S. dollar denominated inventory purchases with a notional amount of $6.4 million and a fair value of $515,000, which mature from November 2010 through September 2011. All outstanding contracts were in a gain position and the $515,000 asset is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		(In thousands)
	Location	2010	2009	2010	2009
Gain (loss) recognized in OCI on foreign currency derivatives	OCI	$(672)	$(89)	$195	$143
Gain (loss) reclassified from accumulated OCI into income	Cost of goods sold	304	(77)	741	(537)

Note 12 — Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker and the Company’s internal reporting structure, the Company operates in four operating and reportable segments, the United States, Europe, Australia and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States and Japanese operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Australian segment primarily includes Volcom product revenues generated from customers in Australia and New Zealand that are served by the Company’s Australian operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
Total revenues:
United States	$64,487	$56,769
Europe	28,672	30,250
Electric	8,911	6,897
Australia	2,588	—

Consolidated	$104,658	$93,916

Gross profit:
United States	$29,261	$28,350
Europe	15,971	16,016
Electric	5,466	4,117
Australia	1,163	—

Consolidated	$51,861	$48,483

Operating income:
United States	$6,354	$9,017
Europe	9,653	9,730
Electric	1,885	911
Australia	85	—

Consolidated	$17,977	$19,658

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Total revenues:
United States	$163,513	$142,839
Europe	57,420	57,814
Electric	21,101	15,798
Australia	2,588	—

Consolidated	$244,622	$216,451

Gross profit:
United States	$77,409	$69,874
Europe	32,611	30,457
Electric	12,506	8,888
Australia	1,163	—

Consolidated	$123,689	$109,219

Operating income (loss):
United States	$11,624	$13,801
Europe	14,725	13,306
Electric	2,598	(598)
Australia	85	—

Consolidated	$29,032	$26,509

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	September 30, 2010	December 31, 2009
	(In thousands)
Identifiable assets:
United States	$185,945	$170,463
Europe	63,084	61,351
Electric	24,704	21,219
Australia	10,466	—

Consolidated	$284,199	$253,033

Although the Company operates within three reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Mens	$48,670	$40,149	$128,022	$103,749
Girls	16,368	16,518	41,611	46,935
Snow	21,389	23,148	21,799	23,903
Boys	7,417	5,619	18,514	14,353
Footwear	369	238	4,356	3,676
Girls swim	265	156	5,910	4,948
Electric	8,911	6,897	21,101	15,798
Other	824	631	1,883	1,741

Subtotal product categories	104,213	93,356	243,196	215,103
Licensing revenues	445	560	1,426	1,348

Total revenues	$104,658	$93,916	$244,622	$216,451

The Electric product category includes revenues from all Electric branded products including sunglasses, goggles and related clothing and accessories. Other includes revenues primarily related to the Company’s Volcom Entertainment division, films and related accessories.

During the nine months ended September 30, 2010 and 2009, approximately 10% and 11%, respectively, of product revenues were attributable to one customer.

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by the Company’s Electric operating segment and are allocated based on customer location. Revenues generated by the Company’s Australian subsidiary are included in the Asia Pacific geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
United States	$45,939	$41,058	$121,802	$105,979
Europe	30,804	31,836	61,264	61,127
Canada	13,083	9,617	29,522	23,270
Asia Pacific	11,392	8,359	19,943	16,472
Other	2,995	2,486	10,665	8,255

	$104,213	$93,356	$243,196	$215,103

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Long-lived assets (excluding deferred income tax assets) by geographic region are as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
United States	$24,124	$24,535
Europe	10,094	10,739
Asia Pacific	5,035	3,214

	$39,253	$38,488

Note 13 — Acquisitions

Effective August 1, 2010, the Company completed the acquisition of Volcom Australia, a licensee of the Company’s products located in Australia. The purchase price, excluding transaction costs, was approximately $2.9 million in cash, of which approximately $2.3 million relates to net assets acquired, for the purchase of all of the outstanding common stock of Volcom Australia, subject to certain indemnities and post-closing adjustments. Prior to the closing of the transaction, the Company held a 13.9% ownership interest in Volcom Australia. The operations of Volcom Australia have been included in the Company’s financial results since August 1, 2010. Due to the recent closing of the acquisition, the Company has not completed the allocation of its purchase price to the fair value of the assets acquired and liabilities assumed. At September 30, 2010, approximately $833,000 in net intangible assets associated with the Australia acquisition is included in the Company’s condensed consolidated balance sheet.

Note 14 — Subsequent Events

On October 11, 2010, the Company entered into an agreement for the transition and sale of certain assets of its distributor of Volcom branded products in Spain, whereby the Company will take direct control of the Spain territory beginning with the delivery of the Fall 2011 product line, which will begin shipping in approximately July 2011. The acquisition is contingent upon the Spain distributor delivering certain assets, including the Fall 2011 order file, customer information, certain inventory stock and other sales and marketing tools. Total consideration related to this transition and acquisition agreement is 1.9 million Euro (or approximately $2.6 million based on a 1 Euro to 1.3612 U.S. dollar exchange rate at September 30, 2010), of which 1.2 million Euro (or approximately $1.6 million based on a 1 Euro to 1.3612 U.S. dollar exchange rate at September 30, 2010) will be paid upon the expected closing date of July 1, 2011.

On October 27, 2010, the Company’s Board of Directors approved a special cash dividend of $1.00 per share payable on each share of the Company’s outstanding common stock, including any unvested shares of restricted common stock. The special dividend will be payable on November 19, 2010 to stockholders of record at the close of business on November 8, 2010. The aggregate amount of payments to be made in connection with the special dividend will be approximately $24.4 million.

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

As part of our strategy to take direct control of our European operations, we delivered our first full season product line in Europe during the third quarter of 2007. We furthered our international expansion in 2008 by completing the acquisition of our distributor of Volcom branded products in Japan. In 2009, we took direct control of the Volcom brand in the United Kingdom. Effective August 1, 2010, we acquired all of the outstanding common stock of Volcom Australia, a licensee of the Company’s products located in Australia. On October 11, 2010, we entered into an agreement for the transition and sale of certain assets of our distributor of Volcom branded products in Spain, whereby we will take direct control of the Spain territory beginning with the delivery of the Fall 2011 product line, which will begin shipping in approximately July 2011.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by either us or international licensees. We serve the United States, Europe, Canada, Latin America, Australia, New Zealand, Asia Pacific and Puerto Rico through our in-house sales personnel, independent sales representatives and distributors. In these areas, Volcom branded products are sold to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image and provide a superior in-store experience. Our retail customers are primarily specialty boardsports retailers, several retail chains and select department stores.

In Indonesia, South Africa, Brazil and Argentina (including Paraguay and Uruguay), we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify quality, design, marketing and distributing standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. With the completion of the acquisition of Volcom Australia (our former Australian licensee) effective August 1, 2010, we will experience a decrease in our licensing revenues effective as of the date of the acquisition, and an increase in selling, general and administrative expenses attributable to the operations of Volcom Australia. However, our product revenues should increase in Australia as we have begun to directly sell our products in this territory.

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

Our revenues increased from $160.0 million in 2005 to $280.6 million in 2009. Our revenues were $244.6 million for the nine months ended September 30, 2010, an increase of $28.1 million, or 13.0%, compared to $216.5 million for the nine months ended September 30, 2009. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, improved focus on product marketing, increased in-store merchandising efforts, and additional revenues associated with our recently acquired Australian licensee.

Sales to Pacific Sunwear, our largest customer, decreased 3.1%, or $0.7 million, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. We currently expect revenues from Pacific Sunwear to increase approximately 17% in the fourth quarter of 2010 compared to the fourth quarter of 2009. It is unclear where our sales to Pacific Sunwear will trend in the longer term. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business.

Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. If we misjudge forecasting inventory levels or our sourcing costs increase and we are unable to raise our prices, our gross margins may decline. We believe that as of September 30, 2010, we have excess inventory levels on hand and in order to align these inventory levels with current in-season demand, we anticipate that we will experience higher inventory liquidation sales during the fourth quarter of 2010.

We currently source all of our products from third-party manufacturers located primarily in China and Mexico. As a result, we may be adversely affected by the disruption of trade with these countries, the imposition of new regulations related to imports, duties, taxes and other charges on imports, and decreases in the value of the U.S. dollar against foreign currencies. We seek to mitigate the possible disruption in product flow by diversifying our manufacturing across numerous manufacturers and by using manufacturers in countries that we believe to be politically stable. We do not enter into long-term contracts with our third-party manufacturers. Rather, we typically enter into contracts with each manufacturer to produce one or more product lines for a particular selling season. This strategy has enabled us to maintain flexibility in our sourcing.

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs and duties on products being imported from other countries. Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency, raw material cost increases and labor shortages in China, may have an impact on our business. Beginning in 2010, there have been widespread labor shortages in China, which have adversely impacted our product costs and deliveries. Additionally, wages and raw material costs have increased in China, which has caused price increases. Recently, the price of cotton has risen significantly compared to the same period last year. We have addressed these issues by sourcing with other suppliers and adjusting our wholesale prices, where possible, to offset these increases. While we do not believe the limitations on imports from China will have a material effect on our operations, we have begun sourcing more in other countries, such as India, Bangladesh, Vietnam and Mexico. There will be increased pressure on costs going forward, and we intend to closely monitor our sourcing in China to avoid disruptions.

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

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team, hired additional personnel and made investments in new territories and initiatives. As a percentage of revenues, our selling, general and administrative expenses have increased from 26.8% in 2005 to 39.5% in 2009. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, we have made investments in our acquired distributors in Japan and the UK, which has increased our selling, general and administrative expenses as a percentage of revenue. Our selling, general and administrative expenses have increased on an absolute dollar basis from $82.7 million for the nine months ended September 30, 2009 to $94.7 million for the nine months ended September 30, 2010. Our selling, general and administrative expenses as a percentage of revenues have increased from 38.3% for the nine months ended September 30, 2009 to 38.7% for the nine months ended September 30, 2010. The increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of revenues, was due primarily to increased marketing and personnel costs, as well as other programs to increase market share. In addition, this increase was due to incremental expenses of $1.1 million associated with our recently acquired licensee in Australia.

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

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.4	48.4	49.4	49.5

Gross profit	49.6	51.6	50.6	50.5
Selling, general and administrative expenses	32.4	30.7	38.7	38.3

Operating income	17.2	20.9	11.9	12.2
Other income	1.3	0.4	0.6	0.6

Income before provision for income taxes	18.5	21.3	12.5	12.8
Provision for income taxes	6.0	7.2	4.1	4.3

Net income	12.5%	14.1%	8.4%	8.5%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

Consolidated revenues were $104.7 million for the three months ended September 30, 2010, an increase of $10.8 million, or 11.4%, compared to $93.9 million for the three months ended September 30, 2009. Revenues from our United States segment were $64.5 million for the three months ended September 30, 2010, an increase of $7.7 million, or 13.6% compared to $56.8 million for the three months ended September 30, 2009. Revenues from our Europe segment were $28.7 million for the three months ended September 30, 2010, a decrease of $1.5 million, or 5.2% compared to $30.2 million for the three months ended September 30, 2009. On a Euro to Euro basis, revenues in our European segment increased approximately 0.4% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Revenues from our Electric segment were $8.9 million for the three months ended September 30, 2010, an increase of $2.0 million, or 29.2% compared to $6.9 million for the three months ended September 30, 2009. Revenues from our Australian segment, which was acquired on August 1, 2010, were $2.6 million for the three months ended September 30, 2010. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, improved focus on product marketing, increased in-store merchandising efforts, and additional revenues associated with our recently acquired Australian licensee.

Revenues from our five largest full-price customers were $13.7 million for the three months ended September 30, 2010, a decrease of $0.7 million, or 4.5%, compared to $14.4 million for the three months ended September 30, 2009. Excluding revenues from Pacific Sunwear, which increased $0.4 million, or 5.3%, to $6.9 million, total revenues from our remaining five largest full-price customers decreased $1.0 million, or 12.8%, to $6.8 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009. This decrease was driven primarily by lower revenues from girls products. We currently expect revenues from Pacific Sunwear to increase approximately 17% in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Consolidated product revenues were $104.2 million for the three months ended September 30, 2010, an increase of $10.8 million, or 11.6%, compared to $93.4 million for the three months ended September 30, 2009. Revenues from mens products increased $8.6 million, or 21.2%, to $48.7 million for the three months ended September 30, 2010 compared to $40.1 million for the three months ended September 30, 2009. Revenues from our Electric subsidiary increased $2.0 million, or 29.2%, to $8.9 million for the three months ended September 30, 2010 compared to $6.9 million for the three months ended September 30, 2009. Revenues from boys products increased $1.8 million, or 32.0%, to $7.4 million for the three months ended September 30, 2010 compared to $5.6 million for the three months ended September 30, 2009. Revenues from footwear products increased $0.2 million, or 55.5%, to $0.4 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. Revenues from our girls swim line increased $0.1 million, or 69.6%, to $0.3 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. Revenues from snow products decreased $1.7 million, or 7.6%, to $21.4 million for the three months ended September 30, 2010 compared to $23.1 million for the three months ended September 30, 2009. Revenues from girls products decreased $0.1 million, or 0.9%, to $16.4 million for the three months ended September 30, 2010 compared to $16.5 million for the three months ended September 30, 2009.

Licensing revenues decreased 20.6% to $0.4 million for the three months ended September 30, 2010 from $0.6 million for the three months ended September 30, 2009. The decrease in licensing revenues was primarily a result of the transition of our Australian operations from a licensee model to a direct control model. Licensing revenues will likely continue to decrease in the near term as a result of this transition.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $45.9 million, or 44.1% of our product revenues, for the three months ended September 30, 2010, compared to $41.1 million, or 44.0% of our product revenues, for the three months ended September 30, 2009. Product revenues in Europe were $30.8 million, or 29.6% of our product revenues, for the three months ended September 30, 2010, compared to $31.8 million, or 34.1% of our product revenues, for the three months ended September 30, 2009. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $27.5 million, or 26.3% of our product revenues, for the three months ended September 30, 2010 compared to $20.5 million, or 21.9% of our product revenues, for the three months ended September 30, 2009.

Gross Profit

Consolidated gross profit increased $3.4 million, or 7.0%, to $51.9 million for the three months ended September 30, 2010 compared to $48.5 million for the three months ended September 30, 2009. Gross profit as a percentage of revenues, or gross margin, decreased 200 basis points to 49.6% for the three months ended September 30, 2010 compared to 51.6% for the three months ended September 30, 2009. Consolidated gross margin related specifically to product revenues decreased 200 basis points to 49.3% for the three months ended September 30, 2010 compared to 51.3% for the three months ended September 30, 2009. Gross margin on product from the United States segment decreased 440 basis points to 45.0% for the three months ended September 30, 2010 compared to 49.4% for the three months ended September 30, 2009. This decrease is primarily due to higher inventory liquidation during the three months ended September 30, 2010 compared to the same period last year as we sought to better align inventory levels with current in-season demand. Additionally, this decrease is due to incentive pricing, which was part of our strategy designed to gain market share, as well as higher return and markdown allowances. Gross margin from the European segment increased 280 basis points to 55.7% for the three months ended September 30, 2010 compared to 52.9% for the three months ended September 30, 2009, primarily reflecting better pricing on fall season product, combined with a larger portion of high margin fall season product in the product mix during the three months ended September 30, 2010 compared to the same period last year. Gross margin from the Electric segment increased 160 basis points to 61.3% for the three months ended September 30, 2010 compared to 59.7% for the three months ended September 30, 2009 primarily due to a larger portion of high margin goggles in the product mix, as well as significant improvement of gross margins on soft goods. Gross margin from the Australian segment was 45.0% for the three months ended September 30, 2010.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $5.1 million, or 17.5%, to $33.9 million for the three months ended September 30, 2010 compared to $28.8 million for the three months ended September 30, 2009. The increase in absolute dollars was due primarily to increased payroll and payroll related costs of $1.5 million, incremental expenses of $1.1 million associated with our recently acquired Australian licensee, increased marketing and advertising costs of $1.0 million, and increased commissions expense of $0.6 million associated with an increase in revenues between periods. The net increase in various other expense categories was $0.9 million. Selling, general and administrative expenses as a percentage of revenue increased 170 basis points to 32.4% for the three months ended September 30, 2010 compared to 30.7% for the three months ended September 30, 2009.

Operating Income

As a result of the factors above, operating income for the three months ended September 30, 2010 decreased $1.7 million to $18.0 million compared to $19.7 million for the three months ended September 30, 2009. Operating income as a percentage of revenue decreased to 17.2% for the three months ended September 30, 2010 from 20.9% for the three months ended September 30, 2009.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for each of the three month periods ended September 30, 2010 and 2009 was $0.1 million. Foreign currency gain increased to $1.3 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009 due primarily to fluctuations in the Euro, Canadian dollar and Japanese yen exchange rates against the U.S. dollar, as the U.S. dollar weakened significantly against these currencies during the three months ended September 30, 2010.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended September 30, 2010 using an estimated effective annual tax rate of 32.0% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $0.5 million to $6.3 million for the three months ended September 30, 2010 compared to $6.8 million for the three months ended September 30, 2009.

Net Income

As a result of the factors above, net income decreased $0.2 million, or 1.5%, to $13.1 million for the three months ended September 30, 2010 from $13.3 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Consolidated revenues were $244.6 million for the nine months ended September 30, 2010, an increase of $28.1 million, or 13.0%, compared to $216.5 million for the nine months ended September 30, 2009. Revenues from our United States segment were $163.5 million for the nine months ended September 30, 2010, an increase of $20.7 million, or 14.5% compared to $142.8 million for the nine months ended September 30, 2009. Revenues from our Europe segment were $57.4 million for the nine months ended September 30, 2010, a decrease of $0.4 million, or 0.7% compared to $57.8 million for the nine months ended September 30, 2009. On a Euro to Euro basis, revenues in our European segment increased approximately 2.3% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Revenues from our Electric segment were $21.1 million for the nine months ended September 30, 2010, an increase of $5.3 million, or 33.6% compared to $15.8 million for the nine months ended September 30, 2009. Revenues from our Australian segment were $2.6 million for the nine months ended September 30, 2010. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, improved focus on product marketing, increased in-store merchandising efforts, and additional revenues associated with our recently acquired Australian licensee.

Revenues from our five largest full-price customers were $41.8 million for the nine months ended September 30, 2010, a decrease of $2.0 million, or 4.6%, compared to $43.8 million for the nine months ended September 30, 2009. Excluding revenues from Pacific Sunwear, which decreased $0.7 million, or 3.1%, to $23.2 million, total revenues from our remaining five largest full-price customers decreased $1.3 million, or 6.4%, to $18.6 million for the nine months ended September 30, 2010 from $19.9 million for the nine months ended September 30, 2009. This decrease was driven primarily by lower revenues from girls products. We currently expect revenues from Pacific Sunwear to increase approximately 17% in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Consolidated product revenues were $243.2 million for the nine months ended September 30, 2010, an increase of $28.1 million, or 13.1%, compared to $215.1 million for the nine months ended September 30, 2009. Revenues from mens products increased $24.3 million, or 23.4%, to $128.0 million for the nine months ended September 30, 2010 compared to $103.7 million for the nine months ended September 30, 2009. Revenues from our Electric subsidiary increased $5.3 million, or 33.6%, to $21.1 million for the nine months ended September 30, 2010 compared to $15.8 million for the nine months ended September 30, 2009. Revenues from boys products increased $4.1 million, or 29.0%, to $18.5 million for the nine months ended September 30, 2010 compared to $14.4 million for the nine months ended September 30, 2009. Revenues from our girls swim line increased $1.0 million, or 19.4%, to $5.9 million for the nine months ended September 30, 2010 compared to $4.9 million for the nine months ended September 30, 2009. Revenues from footwear products increased $0.7 million, or 18.5%, to $4.4 million for the nine months ended September 30, 2010 compared to $3.7 million for the nine months ended September 30, 2009. Revenues from girls products decreased $5.3 million, or 11.3%, to $41.6 million for the nine months ended September 30, 2010 compared to $46.9 million for the nine months ended September 30, 2009. Revenues from snow products decreased $2.1 million, or 8.8%, to $21.8 million for the nine months ended September 30, 2010 compared to $23.9 million for the nine months ended September 30, 2009.

Licensing revenues increased 5.8% to $1.4 million for the nine months ended September 30, 2010 from $1.3 million for the nine months ended September 30, 2009. Licensing revenues will likely decrease in the near term as a result of the transition of our Australian operations from a licensee model to a direct control model.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $121.8 million, or 50.1% of our product revenues, for the nine months ended September 30, 2010, compared to $106.0 million, or 49.3% of our product revenues, for the nine months ended September 30, 2009. Product revenues in Europe were $61.3 million, or 25.2% of our product revenues, for the nine months ended September 30, 2010, compared to $61.1 million, or 28.4% of our product revenues, for the nine months ended September 30, 2009. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $60.1 million, or 24.7% of our product revenues, for the nine months ended September 30, 2010 compared to $48.0 million, or 22.3% of our product revenues, for the nine months ended September 30, 2009.

Gross Profit

Consolidated gross profit increased $14.5 million, or 13.2%, to $123.7 million for the nine months ended September 30, 2010 compared to $109.2 million for the nine months ended September 30, 2009. Gross profit as a percentage of revenues, or gross margin, increased 10 basis points to 50.6% for the nine months ended September 30, 2010 compared to 50.5% for the nine months ended September 30, 2009. Consolidated gross margin related specifically to product revenues increased 20 basis points to 50.3% for the nine months ended September 30, 2010 compared to 50.1% for the nine months ended September 30, 2009. Gross margin on product from the United States segment decreased 150 basis points to 46.9% for the nine months ended September 30, 2010 compared to 48.4% for the nine months ended September 30, 2009. This decrease is primarily due to higher inventory liquidation during the nine months ended September 30, 2010 compared to the same period last year as we sought to better align inventory levels with current in-season demand. Additionally, this decrease is due to incentive pricing, which was part of our strategy designed to gain market share, as well as higher return and markdown allowances. Gross margin from the European segment increased 410 basis points to 56.8% for the nine months ended September 30, 2010 compared to 52.7% for the nine months ended September 30, 2009, primarily due to strong demand for product combined with a greater percentage of sales directly to retailers and a lesser percentage of sales to territory distributors during the nine months ended September 30, 2010 compared to the same period last year. The increase was also attributable to better pricing on fall season product, combined with a larger portion of high margin fall season product in the product mix during the nine months ended September 30, 2010 compared to the same period last year. Gross margin from the Electric segment increased 300 basis points to 59.3% for the nine months ended September 30, 2010 compared to 56.3% for the nine months ended September 30, 2009 primarily due to better margins achieved on off-price sales, and sales of sunglasses that were purchased at a more favorable Euro to U.S. dollar exchange rate than last year. The increase was also due to a larger portion of high margin goggles in the product mix, as well as significant improvement of gross margins on soft goods.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $12.0 million, or 14.4%, to $94.7 million for the nine months ended September 30, 2010 compared to $82.7 million for the nine months ended September 30, 2009. The increase in absolute dollars was due primarily to increased payroll and payroll related costs of $5.4 million, increased marketing and advertising costs of $3.7 million, increased commissions expense of $1.3 million associated with an increase in revenues between periods, incremental expenses of $1.1 million associated with our recently acquired Australian licensee, increased rent expense of $0.4 million, and increased stock-based compensation expense of $0.3 million. These increases were offset by a decrease in bad debt expense of $2.2 million. The net increase in various other expense categories was $2.0 million. Selling, general and administrative expenses as a percentage of revenue increased 40 basis points to 38.7% for the nine months ended September 30, 2010 compared to 38.3% for the nine months ended September 30, 2009.

Operating Income

As a result of the factors above, operating income for the nine months ended September 30, 2010 increased $2.5 million to $29.0 million compared to $26.5 million for the nine months ended September 30, 2009. Operating income as a percentage of revenue decreased to 11.9% for the nine months ended September 30, 2010 from 12.2% for the nine months ended September 30, 2009.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for the nine months ended September 30, 2010 and 2009 was $0.3 million and $0.2 million, respectively. The increase in interest income is due to higher returns on our cash and cash equivalents and short-term investments. Foreign currency gain increased to $1.2 million for the nine months ended September 30, 2010 compared to $1.0 million for the nine months ended September 30, 2009 due primarily to fluctuations in the Euro, Canadian dollar and Japanese yen exchange rates against the U.S. dollar.

Provision for Income Taxes

We have computed our provision for income taxes for the nine months ended September 30, 2010 using an estimated effective annual tax rate of 32.0% plus the tax impact of discrete items in the quarter. The provision for income taxes increased $0.5 million to $9.9 million for the nine months ended September 30, 2010 compared to $9.4 million for the nine months ended September 30, 2009.

Net Income

As a result of the factors above, net income increased $2.4 million, or 12.6%, to $20.7 million for the nine months ended September 30, 2010 from $18.3 million for the nine months ended September 30, 2009.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash and cash equivalents at beginning of period	$76,180	$79,613
Cash flow from operating activities	6,847	19,366
Cash flow from investing activities	28,448	(44,286)
Cash flow from financing activities	562	(65)
Effect of exchange rate on cash	(7,087)	4,701

Cash and cash equivalents at end of period	$104,950	$59,329

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, gain on investment of unconsolidated investee, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the nine months ended September 30, 2010 and 2009, cash from operating activities was $6.8 million and $19.4 million, respectively. The $12.6 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$(10,988)	Decrease in cash flows from accounts receivable due to the timing of sales and collections
(4,656)	Decrease in cash flows from inventories due to an increase in inventories between periods
(3,742)	Decrease in cash flows due to an increase in payments for prepaid expenses and other current assets between periods
(2,701)	Decrease in non-cash provision for doubtful accounts, depreciation and amortization, and excess tax benefits related to exercise of stock options
(2,501)	Decrease in cash flow from income taxes receivable/payable due to the timing of payments between periods
9,240	Increase in cash flow from accounts payable, accrued expenses and other current liabilities due to the timing of payments between periods
2,306	Increase in net income
523	Net increase in cash flows from all other operating activities

$(12,519)	Total

Cash provided by investing activities was $28.4 million for the nine months ended September 30, 2010 compared to cash used in investing activities of $44.3 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the cash provided by investing activities was primarily due to the net sale of short-term investments of $35.0 million, offset by purchases of property and equipment of $4.3 million, and $2.3 million spent on the acquisition of our Australian licensee, net of cash acquired. During the nine months ended September 30, 2009, the cash used in investing activities was primarily due to the net purchase of short-term investments of $40.0 million, purchases of property and equipment of $3.4 million, of which $1.1 million was related to the purchase of equipment for the new European warehouse, and $0.9 million spent on taking direct control of the UK territory from our UK distributor. Capital expenditures during the nine months ended September 30, 2010 and 2009 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash provided by financing activities was $0.6 million for the nine months ended September 30, 2010 compared to cash used in financing activities of $0.1 million for the nine months ended September 30, 2009. Cash from financing activities is primarily due to proceeds and excess tax benefits related to the exercise of stock options, offset by principal payments on capital lease obligations.

On October 27, 2010, our Board of Directors approved a special cash dividend of $1.00 per share payable on each share of our outstanding common stock, including any unvested shares of restricted common stock. The special dividend will be payable on November 19, 2010 to stockholders of record at the close of business on November 8, 2010. The aggregate amount of payments to be made in connection with the special dividend will be approximately $24.4 million.

Aside from the aforementioned cash dividend, we currently have no material cash commitments, except for the maximum consideration of 1.2 million Euro (or approximately $1.6 million based on a 1 Euro to 1.3612 U.S. dollar exchange rate at September 30, 2010) related to our agreement for the transition and sale of certain assets of our Spain distributor, our normal recurring trade payables, expense accruals, operating leases, capital leases and athlete endorsement agreements. We believe that our cash and cash equivalents, short-term investments, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet all requirements for at least the next twelve months.

Credit Facilities

We maintain a $40.0 million unsecured credit agreement with a bank (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2012, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at September 30, 2010) or LIBOR plus 1.25%. Under this credit facility, we had $2.1 million outstanding in letters of credit at September 30, 2010. At September 30, 2010, there were no outstanding borrowings under this credit facility, and $37.9 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA. At September 30, 2010, we were in compliance with all restrictive covenants.

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

In June 2008, we entered into a lease agreement for a new warehouse facility located in close proximity to the offices of our French distributor in France. The lease runs for a period of nine years, with an option to terminate after six years.

We lease computer and office equipment pursuant to capital lease obligations. These leases bear interest at rates ranging from 8.0% to 10.7% per year and expire at various dates through July 2012.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Additionally, many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products.

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of September 30, 2010. Our contractual letters of credit typically have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

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

A portion of our domestic sales are made in Canadian dollars. Sales in Canada accounted for approximately 10.7% of our product revenues in 2009 and approximately 12.1% of our product revenues for the nine months ended September 30, 2010. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. If recent foreign currency market volatility continues and the Canadian dollar weakens, our results could be adversely affected. Based on the balance of Canadian dollar receivables of $13.0 million at September 30, 2010, an assumed 10% strengthening of the U.S. dollar would result in pretax foreign currency losses of $1.3 million.

We are exposed to foreign currency exchange rate risks between the Euro, Japanese yen and Australian dollar against the U.S. dollar, as our foreign operations purchase a portion of their inventories in U.S. dollars. In addition, we are also exposed to foreign currency gains and losses resulting from various other foreign operations transactions that are denominated in U.S. dollars. A weakening of these foreign currencies relative to the U.S. dollar could have a negative impact on our net exposure of these foreign currencies to the U.S. dollar. If recent foreign currency market volatility continues and these foreign currencies weaken compared to the U.S. dollar, our results could be adversely affected. Based on our net foreign currency exposure at September 30, 2010, an assumed 10% strengthening of the U.S. dollar would result in pre-tax foreign currency losses of $1.9 million.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at September 30, 2010. The credit agreement, which expires on August 31, 2012, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at September 30, 2010) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2009, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

The information set forth under Note 8 to the Condensed Consolidated Financial Statements (unaudited), included in Part I, Item 1 of this Quarterly Report, is incorporated herein by reference.

Item 1A.	Risk Factors.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q and 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010. The following are the material changes and updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

We often place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

•	An increase or decrease in consumer demand for our products or for products of our competitors;

•	Our failure to accurately forecast customer acceptance of new season and new style products;

•	New product introductions by competitors;

•	Unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers; and

•	Weak economic conditions or consumer confidence, which could reduce our projected demand for our products.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our results of operations and financial condition. On the other hand, if we underestimate demand for our products, our third party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to exactly meet future order and reorder requirements.

Our profitability may decline as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including increasing production costs, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause our costs of goods sold to increase and could cause us to reduce our sales prices to retailers and consumers, which could each cause our gross margin to decline if we are unable to offset increased costs or price reductions. This could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the price, availability and quality of raw materials and finished goods could increase costs and cause service delays.

Fluctuations in the price, availability and quality of fabrics or other raw materials used to make our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands. The prices for fabrics depend on demand and market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. We may not be able to pass higher costs on to its customers, which could have a material adverse effect on our operations and financial condition.

One retail customer represents a material amount of our revenues, and the loss of this retail customer or reduced purchases from this retail customer may have a material adverse effect on our operating results.

Pacific Sunwear accounted for approximately 11% of our product revenues in 2009 and approximately 10% of our product revenues for the nine months ended September 30, 2010. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear decreased 42%, or $22.0 million, for 2009 compared to 2008, and decreased 3%, or $0.7 million, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an additional adverse affect on our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended September 30, 2010.

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

Volcom, Inc.

Date: November 9, 2010	/s/ DOUGLAS P. COLLIER
Douglas P. Collier
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	*	Restated Certificate of Incorporation of Volcom, Inc.

3.2	*	Amended and Restated Bylaws of Volcom, Inc.

3.3	*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1	*	Specimen Common Stock certificate

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)