Form 10-K
period 2010-12-31
Volcom Inc
filed 2011-03-16
CIK 1324570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2010, the end of the most recently completed second quarter, was approximately $367.6 million.

As of March 8, 2011, there were 24,415,780 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Stockholders, which will be held on May 5, 2011.

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

In 2008, we acquired all of the outstanding membership interests of Electric Visual Evolution LLC, or Electric. Known for its Volt logo, Electric is a core action sports lifestyle brand. Electric’s growing product line includes sunglasses, goggles, t-shirts, bags, hats, belts and other accessories. Electric is headquartered in Orange County, California and is operated as a subsidiary of Volcom. Also in 2008, we acquired the assets of Laguna Surf & Sport, a California-based retail chain currently operating two retail stores.

We seek to enhance our brand image by controlling the distribution of our products. We sell to retailers that we believe merchandise our products in an environment that supports and reinforces our brand and that provide a superior in-store experience. This strategy has enabled us to develop strong relationships with key boardsport and youth lifestyle retailers that share our focus. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. Some of these include 17th Street Surf, B.C. Surf, Below the Belt, Froghouse, HIC, Hotline, Huntington Surf & Sport, IG Performance, Jack’s Surfboards, K5 Board Shop, Macy’s, Nordstrom, Pacific Sunwear, Ron Jons, Showcase, Snowboard Connection, Spyder, Sun Diego, Surfside Sports, The Room, Tilly’s, Town and Country, Val Surf, West Beach and Zumiez. Our products are sold over the Internet through selected authorized online retailers, and beginning in 2010, through our own direct to consumer ecommerce platform. Currently, we operate 13 full-price Volcom branded retail stores and license an additional 11 full-price stores located in strategic markets around the world, where we are able to present our brand message directly to our target market. Additionally, we own two multibrand Laguna Surf & Sport stores and license 10 Volcom outlet stores. In February 2011, we announced that we have signed a definitive agreement to terminate the current Volcom outlet license agreement and purchase the assets related to the operation of the 10 existing licensed Volcom outlet stores. We anticipate completing the transaction by mid-2011.

Volcom branded products are currently sold throughout the United States and in over 40 countries internationally by us, third-party distributors or international licensees. Revenues from our United States segment were $217.8 million, $188.8 million and $237.1 million for 2010, 2009 and 2008, respectively. Revenues from our European segment were $70.2 million, $70.7 million and $73.0 million for 2010, 2009 and 2008, respectively. Revenues from our Electric segment were $27.5 million, $21.1 million and $24.2 million for 2010, 2009 and 2008, respectively. Revenues from our Australian segment were $7.7 million for 2010. We also license our brand in other areas of the world, including Indonesia, South Africa, Brazil and Argentina, to entities that we believe have valuable local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. With the completion of the acquisition of Volcom Australia Pty Ltd (our former Australian licensee), or Volcom Australia, effective August 1, 2010, we experienced a decrease in our licensing revenues effective as of the date of the acquisition, and an increase in selling, general and administrative expenses attributable to the operations of Volcom Australia. However, our product revenues should increase in Australia as we have begun to directly sell our products in this territory.

As part of our strategy to take direct control of our international operations, we established our own direct operations in Europe and delivered our first full season product line during the third quarter of 2007. We furthered our international expansion in 2008 by completing the acquisition of our distributor of Volcom branded products in Japan. In 2009, we took direct control of the Volcom brand in the United Kingdom. In August 2010, we acquired all of the outstanding common stock of Volcom Australia. In October 2010, we entered into an agreement for the transition and sale of certain assets of our distributor of Volcom branded products in Spain, whereby we will take direct control of the Spain territory beginning with the delivery of the Fall 2011 product line, which will begin shipping in approximately July 2011.

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

Financial Information About Segments, Product Lines and Geographic Regions

Information regarding our segments, product lines and geographic areas in which we operate is contained in Note 15 to our Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008.

Products

We design and distribute an innovative collection of young mens and young womens clothing, footwear and accessories inspired by skateboarding, snowboarding, surfing and motocross. Our products are created for participants in these sports, as well as those who affiliate themselves with the broader action sports lifestyle. Our products incorporate a distinctive mixture of fashion and function, combined with quality, comfort and athletic performance. Our premiere product collections include the environmentally conscious V.Co-Logical® Series, the rider-collaborative V.Co-Operative™ Series, the Volcom Stone-Age Series and the Featured Artist Series. Our clothing not only exemplifies our lifestyle, but enhances the ability to live it. All of our clothes and accessories are sold under the Volcom and Electric brands and typically retail at premium prices.

We have seven primary product categories: mens, girls, boys (which includes young boys and little youth products), footwear, girls swim, snow and Electric. The principal products sold within these categories are:

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

Boardshorts. We introduced our boardshorts line in 1992 and have continually evolved the program. The Volcom Pipehouse on the North Shore of Oahu, Hawaii is home to the research and development of our boardshort program, as exemplified in the “Pure Function” marketing campaign. Our boardshorts are known for their superior performance, art inspired prints and unique embellishments.

Outerwear. Our outerwear products, which were introduced in 2000, consist of technically advanced jackets and pants that are designed to meet the demands of snowboarding. Our outerwear is designed with a number of technical features and fabrics and includes significant input from our snowboard team. Some of the technical aspects of our outerwear include Gore-Tex® fabrics, taped and welded seam construction, waterproof zippers, our patented Zip-Tech® jacket/pant connection system and most recently the revolutionary Thermal Defense System™, with strategically insulated outerwear. We believe that our outerwear provides consumers with a distinctive mix of fashion and technical performance, which distinguishes it from many of our competitors’ products.

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

Electric. We also offer a full line of innovative and high-quality sunglasses and goggles as well as t-shirts, fleece and accessories under the Electric brand name.

Product Design

We believe that our reputation for creativity and innovation enables us to design products that continuously evolve in style and functionality while remaining attractive to consumers in our target market and to our retail accounts. We have put in place design processes that we believe allow us to respond quickly to changing consumer tastes and preferences.

We employ design and product development teams located in our Orange County, California headquarters and our European and Australian headquarters. These teams are organized into groups that separately focus on our mens, girls, boys, snow, footwear and girls swimwear categories. In addition to our in-house design team, each of our international licensees employs designers and merchandisers to create products that reflect local trends, while maintaining our brand image. Our in-house design team and designers from our international licensees generally meet several times each year to collaboratively develop designs that reflect fashion trends from around the world. Additionally, design teams for each product category participate in annual travel to locations known for their influence on fashion and style, such as New York, Paris, London, Sydney and Tokyo. Our domestic designers and those of our international licensees share the majority of our seasonal styles, resulting in a consistent look for Volcom products sold worldwide. We also involve our team riders and core retail accounts in the design process. We believe that team rider input adds to the style and functionality of our products and reinforces the credibility and authenticity of our brand. We also believe that involving our retailers provides us with additional insight into consumer preferences.

Our design calendar is typically organized around five major seasons: spring, summer, fall, snow and holiday. As a result of the feedback gathered from our sponsored athletes and core retailers, we are able to incorporate new looks and features into each season’s product line. These changes range from evolutions within our basic product lines to new fashion-forward styles.

Manufacturing and Sourcing

We generally contract for the manufacture of each of our product lines separately based on our fabric and design requirements. We do not own or operate any manufacturing facilities, and source our products from independently owned manufacturers. Our apparel and accessories are generally purchased or imported as finished goods, and we purchase only a limited amount of raw materials. Our manufacturers operate facilities using advanced machinery and equipment, and we believe these manufacturers represent some of the strongest in their industry. Our t-shirts are screen-printed in the United States, which has resulted in short lead times and has enabled us to react quickly to reorder demand from our retailers and distributors.

We have developed a sourcing process that allows us to maintain production flexibility and to avoid the capital expenditures and ongoing costs of operating an in-house manufacturing function. Approximately 63% and 11% of our total product costs during 2010 and approximately 63% and 12% of our total product costs during

2009 were derived from manufacturing operations in China and Mexico, respectively. We also contract with several domestic screen printers. Other than Dragon Crowd and Ningbo Jehson Textiles, two of our manufacturers located in China that accounted for 17% and 16%, respectively, of our product costs during 2010 and 2009, no single manufacturer of finished goods accounted for more than 10% of our production expenditures during 2010 or 2009. We do not have any long-term contracts with our manufacturers, choosing instead to retain the flexibility to re-evaluate our sourcing and manufacturing decisions. We evaluate our vendors primarily on the quality of their work, ability to deliver on time and cost. Representatives from our design and production staff visit and formally assess our foreign contract manufacturers multiple times per year. We also use the services of third parties to assist us in quality control and to ensure that our manufacturers are in compliance with applicable labor practices. These third parties generally perform periodic social compliance audits, provide regular quality inspections, monitor delivery deadlines and assess overall vendor performance. We believe that our commitment to quality control and our monitoring procedures are an important and effective means of maintaining the quality of our products and our reputation among consumers.

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

Our products manufactured abroad are subject to United States customs laws, which impose tariffs and duties on products being imported from other countries. The United States and other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels. In an effort to minimize our potential exposure to import risk, we actively monitor import restrictions and quota fill rates and, if needed, can shift production to other countries or manufacturers.

Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency, raw material cost increases and labor shortages in China, may have an impact on our business. Beginning in 2010, there have been widespread labor shortages reported in China, which have adversely impacted our product costs and deliveries. Additionally, wages and raw material costs have increased in China, which has caused price increases. Recently, the price of cotton has risen significantly compared to the same period last year. We have addressed these issues by adjusting our wholesale prices, where possible, and evaluating additional sourcing suppliers to offset these increases. While we do not believe the limitations on imports from China will have a material effect on our operations, we have begun sourcing more in other countries, such as India, Bangladesh, Vietnam and Mexico. There will be increased pressure on costs going forward, and we intend to closely monitor our sourcing in China to avoid disruptions.

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

Third Party Distribution and Sales

We seek to enhance our brand image by controlling the distribution of our products around the world and selling to retailers that we believe merchandise our products in an environment that supports and reinforces our brand image. Our retail customers are primarily comprised of specialty boardsports retailers and several retail chains. We encourage our retailers to maintain specific merchandise presentation standards. Our products are also offered over the Internet through selected authorized online retailers.

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

We maintain a sales force of independent sales representatives. These representatives are compensated on a commission basis, which we believe provides them with strong incentives to promote our products. We are typically the exclusive apparel brand sold by these representatives, who may also sell complementary products from other companies. For certain of our larger retail accounts and distributors, we manage the sales relationship in-house rather than using independent sales representatives.

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

We inspect, sort, pack and ship substantially all of our products, other than those sold by our licensees or in Canada and Japan, from our distribution warehouse located in Orange County, California for our United States operations; from our warehouses in Anglet, France and Saint Geours de Maremne, France for our European

operations; and from our warehouse in Brookvale, New South Wales for our Australian operations. We distribute our products sold in Canada and Japan through third-party distribution centers located in Kamloops, British Columbia and Tokyo, Japan, respectively. All products received into these distribution centers are subject to our strict quality control standards, which include cross-referencing each style back to the pre-production and fit comments, which were made throughout the production cycle, reviewing design comments against product shipments, overall shipment inspection for water or other damage by our receiving department, and garment inspection and specification measurements by our quality control department.

Direct to Consumer Sales

We currently operate 13 full-price Volcom branded retail stores located in strategic markets around the world. We believe that operating company-owned, branded retail stores is an effective way for us to promote our products, athletes and brand image. The Volcom stores are stocked with much of our product line, as well as limited edition goods only available in our stores. Our Volcom stores regularly host events with our athletes, Volcom featured artists and musicians, which attract consumers and enable us to showcase our brand. The design and layout of the stores, which include an assortment of our apparel, art presentations, a music listening station with Volcom Entertainment titles and a Veeco Productions section with our film titles, exemplifies our philosophy of change and youth culture. We also own two multibrand Laguna Surf & Sport stores and license 10 Volcom outlet stores. Additionally, in 2010, we launched our own direct to consumer ecommerce platform.

In February 2011, we announced that we have signed a definitive agreement to terminate the current Volcom outlet license agreement and purchase the assets related to the operation of the 10 existing licensed Volcom outlet stores. We anticipate completing the transaction by mid-2011.

Licensing

We serve Brazil, South Africa (including Botswana, Namibia, Lesotho and Swaziland), Indonesia and Argentina (including Paraguay and Uruguay) through license agreements with four independent licensees. Effective August 1, 2010, we completed the acquisition of Volcom Australia, a former licensee of our products located in Australia. Prior to the closing of the transaction, we held a 13.9% ownership interest in Volcom Australia.

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

Our international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date
Brazil	December 31, 2013	N/A
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2014	N/A
Argentina	December 31, 2013	December 31, 2018

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

Advertising and Promotion

Our brand message blends elements of our athletes, fashion, art, music and film. We employ a multi-faceted advertising and promotion strategy. We do not generally use outside marketing agencies, preferring instead to utilize our internal marketing and art departments to create our advertisements and manage our various campaigns, events and grassroots programs. Our advertising and promotional strategy primarily consists of athlete sponsorship, Volcom branded events, co-sponsored events, print advertisements, music, film, our Featured Artist Series and online marketing programs.

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

Skateboarding

•

Geoff Rowley — Geoff won the prestigious Thrasher Skater of the Year in 2000 and has been on the cover of many major skateboard publications. He remains one of the highest profile skateboarders at the core level on our team. He has been focusing much time and energy into the development of Volcom’s Stone-Age line, a skate specific line catering to core skateshops. He was featured in Flip Skateboard’s highly anticipated “Extremely Sorry” video, which was released in 2009, and was featured on the covers of Thrasher Magazine and Skateboard Magazine in 2009.

•

Rune Glifberg — In 2008, Rune won the Vans Pro-tec Pool Party for the third time in four years in Orange County, California. In 2008 and 2009, he won the gold medal at the X-Games in the Superpark event. He also won the Quiksilver Bowlriders in Malmo, Sweden for the second year running as well as winning the Wellington Bowl-A-Rama in Wellington New Zealand in 2008. Rune also had the cover and a 16 page interview in the July 2008 Issue of Thrasher Magazine. Rune continues to be a strong contender in all contests he enters, earning third place at the 2011 Wellington Bowl-A-Rama, as well as second place at the 2011 Bondi Bowl-A-Rama.

•

Pedro Barros — At the age of 15, Pedro is dominating the podium at professional contests worldwide. He won a gold medal at X-Games Skateboard Park in 2010, as well as first place at the Florida Bowlriders and Rock-the-Cradle contests in 2010. Since then, he claimed the first place title back-to-back at both Wellington’s Bowl-A-Rama and the Bondi Bowl-A-Rama in 2011.

•

Grant Taylor — Grant received the Transworld SKATEboarding Awards for Best Transition and Best Video Part in 2010. He also participated in Thrasher’s King of the Road in 2010 and helped his team win the KORT title, earning him the January 2011 cover in Thrasher. He was also featured on the February 2011 cover of Thrasher, which was the first time in Thrasher’s 30 year history that anyone has received back-to-back skate covers.

•

Leticia Bufoni — Brazilian born skater Leticia Bufoni, who is currently based out of Los Angeles, California, is one of our newest members of the girls team. Leticia, 17, is a well known skater in Brazil and is quickly making her mark in the United States, dominating the girl street skate scene. Leticia won the Maloof Money Cup in 2009 and 2010. Leticia also won the 2010 Dew Tour stop in Boston, The Mystic Cup in Prague and took home the silver medal at the 2010 Summer X-Games. She was also crowned the 2010 Women’s Skater of the Year in Brazil.

Snowboarding

•

Gigi Rüf — Gigi has been a Volcom team rider for more than a decade and wears Volcom Outerwear. He was featured on the cover of the February 2008 issue of Snowboarder, the March 2008 issue of Transworld Snowboarding and three additional magazine covers in Europe. He was awarded the number three spot in Snowboarder Magazine’s 10 Best Riders Of The Year and multiple nominations at the Transworld Rider Poll Awards in 2008. Gigi was also featured on the cover of Transworld Snowboarding Magazine, accompanied by a 12-page interview, and the cover of Frequency Photo Book in 2008. In September 2010, “9191,” a Veeco Productions snowboarding film starring Gigi, was released. The highly anticipated film produced a ton of media coverage and earned Gigi the 2009/2010 Transworld Snow Exposure Meter Title. In 2010, Snowboarder Magazine also ranked Gigi number two Rider of the Year.

•

Terje Haakonsen — Terje’s championships include, among others, two-time Air & Style Champion, three-time U.S. Open Half-Pipe Champion, three-time International Snowboard Federation World Half-Pipe Champion, six-time Mt. Baker Banked Slalom Champion and five-time European Half-Pipe Champion. Recently, Terje set the world record (9.8 meters) for the biggest backside 360 at the 2007 Arctic Challenge. In 2008, Terje released a television show on Fuel TV featuring six episodes of his travels around the globe. In 2009, Terje won “Best Trick” at the Red Bull Snowscrapers Big Air contest in New York City.

•

Tyler Flanagan — At the age of 17, Tyler is one of the youngest members of the Volcom snow team, having joined the team when he was just nine years old. He recently won his first pro contest, the 2010 Dew Tour Slopestyle in Breckenridge, Colorado. Tyler also had two second place finishes at the 2010 Mammoth Grand Prix Slopestyle and 2010 Utah Dew Tour Slopestyle. In 2011, Tyler took home his first X-Games medal, earning a bronze in men’s slopestyle.

•

Elena Hight — Elena was the youngest member of the 2006 U.S. Winter Olympic Snowboarding team and placed sixth at the Winter Olympic Halfpipe event. In 2010, Elena was also selected to compete at the Winter Olympics in Vancouver, where she placed 10th place in the women’s halfpipe event. In 2009, Elena finished with a third overall placement in the Winter Dew Tour. She was voted Women’s 2006 Rookie of the Year by Transworld Snowboarding Magazine and the 2006 Grom of the Year at the Fuel Action Sports TV Awards. Elena participated in her second Olympics in 2010, finishing in 10th place. She also won the girls halfpipe at the Dew Tour in Utah. Elena also recently won second place at the 2010 Dew Tour in Breckenridge, Colorado, and took home a bronze at the 2011 Winter X-Games in Aspen.

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

•	Dusty Payne — Dusty Payne has quickly become one of surfing’s most valuable athletes. His rise can be attributed to acclaim in all aspects of surf media and by a major draw to his fast and futuristic approach in competition. With numerous covers and interviews throughout last year, Dusty placed third in the 2010 Transworld Business Exposure Meter final rankings. Dusty’s focus is set on strong finishes in the 2011 ASP World Tour season, and is currently rated fifth in the world.

•

Mitch Coleborn — Mitch entered the limelight of the surfing world in 2009 with his casual mix of progressive tricks and old-school power surfing. Mitch has spent the past few years building his worldwide profile, and is among the few carrying surfing to the next level. Aside from his strong flair within international surf media, Mitch excels in competition and is now looking to compete on ASP’s World Qualifying Series in 2011. Mitch was also featured as one of the six of the world’s best up and coming riders in Taylor Steele’s new film project called Modern Collective. Mitch also had a breakthrough and star role in our Veeco Productions project entitled “BS!”.

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

•

Andrew Doheny — Now 18, Andrew Doheny has been riding for Volcom since he was six. Andrew has always possessed an incredible natural ability for surfing, winning over 100 amateur competitions in the past 10 years. In recent years, he won back-to-back national amateur titles in the United States. Surf media in the United States and Australia have already been heavily drawn to Andrew for not only his new-school surfing, but also for his unique charisma. Andrew stands out from his peers, plays the guitar and shapes his own surfboards. He keeps surfing fun, and will be a continually marketable figure for years to come.

•

Coco Ho — Coco is among the new generation of young surfers taking the women’s professional circuit by storm. Coco is the youngest in a family of surfing royalty. In 2007, she won the VQS Champs, placed second in the Opens women’s division of the NSSA Nationals, and won the trials for the ASP Women’s World Tour at her home break in Sunset Beach. She went on to make the quarter finals and was named the Triple Crown’s “Rookie of the Year.” In 2008, Coco built upon her 2007 successes, making it to the finals of numerous high-ranked events and secured a place on the Women’s World Tour at the age of 17. As a tour rookie in 2009, Coco won her first WCT event in Portugal, ending the year ranked fourth in the world and taking home the prestigious Rookie of the Year award. In 2010, Coco had back-to-back wins in WQS events in Brazil, a second place finish at the Sunset WCT event and ranked third at the 2010 surfer poll awards. Coco is currently fifth in the 2011 Women’s World Tour rankings.

Motocross

•

Ryan Villopoto — Ryan is currently one of the fastest motocross racers in the world, with numerous race wins and a total of four championship titles to his name, including the 2007 Lites Supercross Championship, and the 2006, 2007 and 2008 Lites Motocross Championship. Ryan has also helped lead Team USA to three Motocross Des Nation victories. Ryan will be a contender for the 2011 Supercross Championship.

•

Nico Izzi — With over 200 amateur wins, Nico’s skills in the 85 class propelled him into the limelight at an early age, and set up his future as a pro. Nico also received Rookie of the Year honors in the lights class for 2008. The 2011 season just started and Nico will be competing in the Supercross east and motocross lights class.

We sponsor additional high-profile athletes. Some of these athletes include Mark Appleyard, Gavin Beschen, Caswell Berry, Dennis Busenitz, Dustin Dollin, David Gonzalez, Alex Gray, Josh Hansen, Lyn-Z Adams Hawkins, Seth Huot, Jess Kimura, Mark Landvik, Bjorn Leines, Janna Meyen-Weatherby, Pat Moore, Luan Oliveira, Kevin Pearce, Alex Perelson, Nate Tyler, Dean Wilson and Wille Yli-Luoma.

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

In January 2011, along with Electric, we hosted our second annual ASP sanctioned surf contest at Pipeline on Oahu’s North Shore titled the “Volcom Pipe Pro.” Surfers from around the world attend this WQS event to compete for the prestigious title. The event is broadcasted live via high definition webcast.

We organize, produce and manage these events through our internal marketing department, which is responsible for choosing venues, arranging sponsored athlete attendance, marketing and working at each contest. By promoting Volcom branded events throughout the year, we are able to collect consumer feedback and insight that, we believe, allows us to keep our brand connected to our target market and enables us to keep our products innovative, fresh and relevant.

Print Advertisements

We place the majority of our print advertisements in boardsports magazines such as Thrasher, Transworld Skateboarding and Snowboarding, Snowboarder, Surfing and Surfer. We also advertise in fashion lifestyle magazines such as Complex, Elle, Monster Children, and Vice. We combine athletes, lifestyle, innovative visual designs and our unique style into our advertisements. Our internal art department designs all of our advertisements, including most of those placed in international publications to support our licensees. We do not generally use outside advertising agencies. By maintaining complete creative control of our advertisements, we are able to ensure that our brand image remains consistent with our heritage and passion for action sports.

Music

We operate our own music and entertainment label, Volcom Entertainment, which identifies and signs musical artists and produces and distributes recordings in the form of CDs, digital downloads, vinyl LPs and wireless media worldwide through our retail accounts, music retailers and online distribution channels. Some of our best-known artists include Valient Thorr, a rock band from Chapel Hill, North Carolina; Pepper, an alternative band from Kona, Hawaii; and Riverboat Gamblers, a rock band from Austin, Texas. Recent artists added to Volcom Entertainment’s developing roster include Premonition 13, a rock band from Los Angeles, California; Tweak Bird, an alternative band from Los Angeles, California; and Wildildlife, an alternative band from Seattle, Washington. We believe that this component of our marketing platform provides us with a creative and artistic medium to connect with our target market and differentiates us from our competitors.

While we currently generate modest revenues from sales of music, these products reinforce our brand image and enhance our marketing efforts. The music and bands are also integrated into the Volcom brand seasonally via a line of music and musician inspired clothing. The entertainment label also helps produce marketing and product marketing campaigns to drive sales and general brand awareness, which not only involves our signed bands but also high profile acts like Pearl Jam, Rise Against, Mastodon and Motorhead, who we worked closely with in 2010.

“The Volcom Tour”, our company branded international music tour featuring our artists and other high profile acts, reaches broad audiences in Europe and throughout North America. We also operate and sponsor an annual music competition for unsigned rock bands called the “Band Joust.” Since 2008, we have operated a subscription based vinyl record club coined “Volcom Ent Vinyl Club”, which delivers subscribers collectable vinyl singles on a bi-monthly basis. Additionally, our bands play at tradeshows, account demonstrations and other Volcom events.

In North America, we have entered into a music distribution arrangement with The Orchard, which is a full service independent marketing and distribution company that specializes in music and video entertainment. In the rest of the world, we are exclusive with ADA Global, a music distribution company owned by Warner Music Group. These arrangements provide us with a greater array of worldwide distribution options for our bands. We intend to continue to promote Volcom Entertainment as an enhancement to our brand.

Film

We produce skateboarding, snowboarding and surfing films that feature our sponsored athletes through Veeco Productions, our film production division. We started this division in 1993, and believe that our films, like our music, are an integral part of our marketing and branding efforts.

Veeco has produced over 15 films including Alive We Ride, The Garden, Subjekt: Haakonsen, Magnaplasm, Chichagof, The Bruce Movie, BS!, Escramble and 9191. Our films have been critically acclaimed and have won awards such as Best Core Film at the X-Dance Film Festival, Best Cinematography for a Snow Movie at the Unvailed Band and Board Event, Surfer Magazine’s Video of the Year and Surfer Magazine’s Video Award for Best Performance by a Male Surfer (Bruce Irons — twice). In our films, we feature Volcom team riders such as Geoff Rowley, Terje Haakonsen, Gigi Ruff and Bruce Irons wearing Volcom branded products, which emphasizes our boardsports heritage and close association with leading boardsports athletes. Our films are distributed to our retail customers, as well as music and video stores.

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

Online Marketing

Our website, located at www.volcom.com, serves as an additional medium for us to communicate our brand message. Visitors to our website are able to view our line of apparel and accessories, read news releases, learn about our team riders and view information about our Volcom branded events. In addition, our website offers a directory of our traditional, store-based retailers. As a means to further connect with our core consumers, we allow visitors to sign-up for email distributions of periodic news releases as well as updates on our product line, team riders and Volcom branded events. Information contained on our website does not constitute part of, nor is it incorporated into, this Form 10-K.

Competition

We compete globally with companies of various size and scale, many of whom are significantly larger than we are and have substantially greater resources than we have. We believe our most significant direct competitors currently include Quiksilver, Inc., including the Quiksilver, Roxy and DC brands; Billabong International Limited, including the Billabong, RVCA and Element brands; Burton; and Nike, including several Nike related brands and Hurley. We also compete with smaller companies that focus on one or more boardsport segments. The boardsports market is susceptible to rapid changes in consumer preferences, which could affect acceptance of our products.

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

Principal Customers

In 2010, 2009 and 2008, 18%, 20% and 28%, respectively, of our product revenues were derived from our five largest customers. Other than Pacific Sunwear, which accounted for 10%, 11% and 16% of our product revenues in 2010, 2009 and 2008, respectively, no single customer accounted for more than 10% of our product revenues during 2010, 2009 or 2008. We believe that revenues from our five largest accounts, including Pacific Sunwear, will continue to decrease as a percentage of our overall revenues as we continue to diversify our account base and expand internationally.

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

Intellectual Property

We own the Volcom and Volcom Stone Design trademarks and various combinations of these marks in approximately 100 countries around the world, along with several issued and pending patents in the United States, Canada, China, Europe, Japan and Australia. We also own the Electric and Electric Volt logo trademarks in more than 20 countries around the world, as well as several design patent registrations in the United States. Our pending and registered trademarks in the United States and other nations are primarily used on apparel and related accessories, sunglasses, goggles and for retail services. We also apply for and register our Volcom Entertainment and Veeco Productions trademarks in the United States and internationally mainly for use with our music and film products. We also register additional trademarks related to product names, marketing and events throughout the world. We believe our trademarks and registered trademarks and our other intellectual property are crucial to the successful marketing and sale of our products, and we attempt to vigorously prosecute and defend our rights throughout the world. Each trademark registered with the U.S. Patent and Trademark Office has a duration of 10 years and is subject to an indefinite number of renewals for a like period upon appropriate application. Trademarks registered outside of the United States typically have a duration of between seven and 14 years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application.

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

Employees

We believe our employees are among our most valuable resources and have been an important part of our success. As of December 31, 2010, we had a total of 543 full-time employees worldwide. We are not party to any labor agreements and none of our employees are represented by a labor union. We consider our relationship with our employees to be excellent and have never experienced a work stoppage.

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

Fluctuations in the price, availability and quality of fabrics or other raw materials used to make our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands. The prices for fabrics depend on demand and market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. We may not be able to pass higher costs on to our customers, which could have a material adverse effect on our operations and financial condition.

The current global economic environment coupled with cyclical economic trends in apparel retailing could have a material adverse effect on our results of operations.

The apparel industry historically has been subject to substantial cyclicality. As the economic conditions in the global economy have deteriorated during the past several years, discretionary consumer spending has declined. The current global economic slowdown may result in lower than expected orders of our products and put negative pressure on our gross margins due to the promotional environment. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders from suppliers like Volcom, or order cancelations. Reduced sales by some of our wholesale customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. Many of our retail customers, including Pacific Sunwear, have reported negative same store sales growth comparisons and difficult holiday seasons. The economic downturn in the United States, European and broader global economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

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

Consolidation amongst our retail customers or changes in the mix of our retailers could impact our revenue, gross margin and brand image, which could have a material adverse effect on our results of operations.

We sell our products through a mix of retailers, including specialty boardsports retailers and retail chains. Consolidation amongst our retail customers or changes in the mix of our retailers, including the growth of online retailers and other brands purchasing third party retailers, could adversely affect our revenue, gross margin and our reputation with our consumers. A negative change in our revenue, gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition.

If we are required to establish new manufacturing relationships due to the termination of current key manufacturing relationships with large contractors such as Ningbo Jehson Textiles and Dragon Crowd, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a loss of revenue.

Our manufacturers could cease to provide products to us with little or no notice. We also understand that some factories in China, where we produced approximately 63% of our goods in 2010, are closing due to rising costs and an inability to operate at a profit. If factories where we produce goods were to close or stop producing goods for us, it could result in delayed deliveries to our retailers, could adversely impact our revenues in a given season and could require the establishment of new manufacturing relationships. The establishment of new manufacturing relationships involves numerous uncertainties, such as whether the new manufacturers will perform to our expectations and produce quality products in a timely, cost-efficient manner on a consistent basis, either of which could make it difficult for us to meet our retailers’ orders on satisfactory commercial terms. Furthermore, purchases from two contractors, Dragon Crowd and Ningbo Jehson Textiles, totaled approximately 17% and 16%, respectively, of our product costs in 2010 and 2009. The loss of either of these manufacturers would likely require us to establish new manufacturing relationships, which would likely cause increased costs, disruptions in the manufacture and shipment of our products and a corresponding loss of revenues.

Our profitability may decline as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including increasing production costs, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause our costs of goods sold to increase and could cause us to reduce our sales prices to retailers and consumers, which could each cause our gross margin to decline if we are unable to offset increased costs or price reductions. Even if we do offset these cost increases with price increases, it is unclear whether consumers will purchase the products that we increased the price on. This could have a material adverse effect on our results of operations and financial condition.

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

If we are unable to successfully integrate the operations of Electric or our other acquisitions, including our Australian, Japanese and UK territories, our business and earnings may be negatively affected.

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

Pacific Sunwear accounted for approximately 10% of our product revenues in 2010 and approximately 11% in 2009. We do not have a long-term contract with Pacific Sunwear, and all of its purchases from us have historically been on a purchase order basis. Sales to Pacific Sunwear increased 4%, or $1.1 million, for 2010 compared to 2009. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear. We cannot predict whether such strategies will reduce, in whole or in part, our sales concentration with Pacific Sunwear in the near or long term. Because Pacific Sunwear has represented such a significant amount of our product revenues, our results of operations are likely to be adversely affected by any Pacific Sunwear decision to decrease its rate of purchases of our products. A continuing decrease in its purchases of our products, a cancellation of orders of our products or a change in the timing of its orders will have an adverse affect on our operating results.

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

Our future success may also depend on our ability to attract and retain additional qualified design and sales and marketing personnel. We face competition for these individuals worldwide, and there is a significant concentration of boardsports apparel and action sports companies based in and around our global headquarters in Orange County, California, and our international headquarters. We may not be able to attract or retain these employees, which could have a material adverse effect on our results of operations and financial condition.

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

Any of these factors could reduce our revenues, decrease our gross margins or increase our expenses and could materially adversely affect our revenues and results of operations. To the extent that we establish our own operations in international territories where we have previously utilized a licensee, such as in Europe and Australia, we will increasingly become subject to risks associated with operating outside of the United States.

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

At December 31, 2010, we had approximately $6.7 million of non-amortizing trademark and other non-amortizing intangible assets and $1.6 million of goodwill on our balance sheet. These assets are not required to be amortized under current accounting rules. In addition, we had approximately $4.2 million of intangible assets, net of accumulated amortization, that are being amortized under current accounting rules. The combined amounts represent 5% of our total assets and 6% of total stockholders’ equity.

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

The fair value of a reporting unit could decline if forecasted revenues or cash flows were to be lower in the future due to effects of causes such as a global recession. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a noncash charge. In 2009, we had impairment charges of $0.1 million associated with the intangible assets related to Volcom Europe, Electric and Laguna Surf & Sport. In 2008, we had impairment charges of $16.2 million associated with the goodwill and intangible assets related to Electric and Laguna Surf & Sport. A significant reduction in the estimated future cash flows could result in additional impairment losses, which could have a material adverse effect on our results of operations and financial condition.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and product purchases of our international subsidiaries that are denominated in currencies other than their functional currencies. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars (primarily sales of goods to Canada, collection of receivables denominated in Canadian dollars, licensing revenues and purchases of sunglasses in Euro). As part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, we entered into forward exchange contracts to hedge a portion of our European and Australian operations’ U.S. dollar denominated inventory purchases. If we are unsuccessful in using various foreign currency exchange contracts our profits and cash flows could be significantly reduced. In some cases, as part of our risk management strategies, we may choose not to hedge our exposure to foreign currency exchange rate changes. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position.

Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of our international subsidiaries into U.S. dollars. We have not used foreign currency exchange contracts to hedge the profit and loss effects of this translation effect. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our international subsidiaries would decrease if the U.S. dollar increased in value in relation to other currencies, including the Euro, Australian dollar, Swiss Franc, British pound or Japanese yen.

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

Our current executive officers and management personnel are important to our success, and the loss of these individuals could harm our business, brand and image.

We are dependent on our current executive officers and management. The loss of any executive officers or management personnel, or the inability to attract or retain qualified personnel, could delay the development and introduction of, and harm our ability to sell, our products and damage our brand image. We have not entered into employment agreements with our current executive officers and we cannot be certain that they will stay with us. Their services may be difficult to replace. We do not carry key man insurance and do not expect to carry such insurance in the future. We may not be able to retain our current executive officers and management personnel, which could have a material adverse effect on our results of operations.

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

As of December 31, 2010, our executive officers, directors and their affiliates beneficially own or control approximately 17.1% of the outstanding shares of our common stock, of which René Woolcott and Richard Woolcott own approximately 4.9% and 10.6%, respectively, of the 24,415,780 outstanding shares. Accordingly, our current executive officers, directors and their affiliates, acting as a group, will have substantial control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principle executive and administrative offices are located in Costa Mesa, California. Our primary warehousing and distribution facility is located in Irvine, California. As a result of the existing and planned improvements to our current headquarters and the additional Irvine distribution facility, we believe our current facilities will be adequate to meet our needs for the next 12 months.

The location, general use, approximate size and final lease option term of our material properties as of December 31, 2010, none of which is owned by us, except for the building in Anglet, France, are set forth below:

Location	Use	Term	Square Feet
Costa Mesa, California	Global headquarters	July 2024	104,000
Irvine, California	Distribution center	September 2017	164,000
San Clemente, California	Electric headquarters	March 2011	8,000
Anglet, France(1)	French headquarters	May 2036	34,000
Saint Geours de Maremne, France	European warehouse	October 2019	68,000
Cham, Switzerland	European headquarters	June 2015	4,000
Brookvale, New South Wales	Australian warehouse	June 2012	25,000

(1)	We own the facilities located on this leased land in Anglet, France.

As of December 31, 2010, we also operated 15 retail stores located around the world on leased premises. We anticipate that we will be able to extend those leases that expire in the near future on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under Note 10 to the Consolidated Financial Statements, included in Part IV, Item 15 of this report, is incorporated herein by reference.

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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2010
First Quarter (March 31, 2010)	$19.64	$15.09
Second Quarter (June 30, 2010)	$24.09	$18.51
Third Quarter (September 30, 2010)	$20.00	$15.30
Fourth Quarter (December 31, 2010)	$22.08	$15.95
Year Ended December 31, 2009
First Quarter (March 31, 2009)	$11.86	$6.63
Second Quarter (June 30, 2009)	$14.84	$9.75
Third Quarter (September 30, 2009)	$17.17	$11.25
Fourth Quarter (December 31, 2009)	$19.23	$15.33

The approximate number of holders of record of our common stock as of March 8, 2011 was 50.

On March 8, 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $17.70 per share.

Dividends

On October 27, 2010, our Board of Directors approved a special cash dividend of $1.00 per share payable on each share of our outstanding common stock, including any unvested shares of restricted common stock. The special dividend was paid on November 19, 2010 to stockholders of record at the close of business on November 8, 2010. The aggregate amount of payments made in connection with the special dividend was approximately $24.4 million.

We do not currently anticipate paying any additional cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant.

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2010.

Equity Compensation Plans

The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,038,980	$15.62	3,393,629	(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,038,980	$15.62	3,393,629

(1)	Does not include the automatic increase of 488,316 shares of common stock on January 2, 2011 under the Amended and Restated 2005 Stock Incentive Plan.

We do not maintain any equity-based compensation plan that has not been approved by our stockholders or any employee stock purchase plan.

Performance Graph1

The following graph shows a comparison of cumulative total returns for Volcom, the NASDAQ Composite Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index during the period commencing on December 31, 2005 and ending on December 31, 2010. The comparison assumes $100 was invested on December 31, 2005 in each of our common stock (at the initial offering price), the NASDAQ Composite Index and the Standard & Poor’s Apparel, Accessories and Luxury Goods Index and assumes the reinvestment of all dividends, if any. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Volcom, Inc, The NASDAQ Composite Index

And The S&P Apparel, Accessories & Luxury Goods Index

*	$100 invested on 12/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright©	2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Annual Percentage Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Volcom, Inc	100.00	86.95	64.78	32.05	49.22	58.96
NASDAQ Composite	100.00	111.16	124.64	73.80	107.07	125.99
S&P Apparel, Accessories & Luxury Goods	100.00	129.75	90.24	59.77	97.26	137.32

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$321,414	$278,598	$332,110	$265,193	$201,186
Licensing revenues	1,767	2,041	2,194	3,420	4,072

Total revenues	323,181	280,639	334,304	268,613	205,258
Cost of goods sold	164,161	139,844	171,208	138,570	103,237

Gross profit	159,020	140,795	163,096	130,043	102,021
Operating expenses:
Selling, general and administrative expenses	128,667	110,847	112,464	79,411	58,417
Asset impairments	—	—	16,230	—	—

Total operating expenses	128,667	110,847	128,694	79,411	58,417

Operating income	30,353	29,948	34,402	50,632	43,604
Other income (loss)	2,477	1,892	(906)	4,374	4,069

Income before provision for income taxes	32,830	31,840	33,496	55,006	47,673
Provision for income taxes	10,540	10,096	11,787	21,671	18,920

Net income	$22,290	$21,744	$21,709	$33,335	$28,753

Net income per share:
Basic	$0.91	$0.89	$0.89	$1.37	$1.19
Diluted	$0.91	$0.89	$0.89	$1.37	$1.18
Weighted-average shares outstanding:
Basic	24,390,705	24,352,146	24,337,923	24,302,893	24,227,845
Diluted	24,442,807	24,363,544	24,357,652	24,419,802	24,304,627

Cash dividend per share	$1.00	—	—	—	—

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$80,300	$76,180	$79,613	$92,962	$85,414
Working capital	175,688	178,205	151,710	147,347	121,069
Total assets	257,559	253,033	221,623	202,494	149,748
Long-term capital lease obligations, less current portion	23	—	23	33	106
Total stockholders’ equity	216,958	218,967	193,703	172,855	133,997

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As part of our strategy to take direct control of our international operations, we established our own direct operations in Europe and delivered our first full season product line during the third quarter of 2007. We furthered our international expansion in 2008 by completing the acquisition of our distributor of Volcom branded products in Japan. In 2009, we took direct control of the Volcom brand in the United Kingdom. In August 2010, we acquired all of the outstanding common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In October 2010, we entered into an agreement for the transition and sale of certain assets of our distributor of Volcom branded products in Spain, whereby we will take direct control of the Spain territory beginning with the delivery of the Fall 2011 product line, which will begin shipping in approximately July 2011.

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

In Indonesia, South Africa (including Botswana, Namibia, Lesotho and Swaziland), Brazil and Argentina (including Paraguay and Uruguay), we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify quality, design, marketing and distribution standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. With the completion of the acquisition of Volcom Australia effective August 1, 2010, we experienced a decrease in our licensing revenues effective as of the date of the acquisition, and an increase in selling, general and administrative expenses attributable to the operations of Volcom Australia. However, our product revenues should increase in Australia as we have begun to directly sell our products in this territory.

Our revenues increased from $205.3 million in 2006 to $323.2 million in 2010. In 2007, we began direct distribution of our product in Europe, which has contributed to our increase in sales. The operations of Electric have been included in our operating results since 2008, which also contributed to our increase in revenues. Additionally, we began to directly distribute our product in Japan in 2008 and in Australia in 2010. Based upon our experience and consumer reaction to our products and brand image, we believe that the increase in our revenues from 2006 to 2010 also resulted from increased brand recognition and growing acceptance of our products at existing retail accounts. We believe that our marketing programs, product designs and product quality, and our relationships with our retailers contributed to this increased demand and market penetration. In addition, several of our largest retailers have opened additional stores and those store openings likely have contributed to an increase in our product revenues; however, period-over-period increases in our product revenues as judged solely by additional store openings by our largest retailers may not be a useful or accurate measure of revenue increases because our products may not be carried in every new store. Growth of our revenues will depend in part on the demand for our products by consumers, our ability to effectively distribute our products and our ability to design products consistent with the changing fashion interests of boardsports participants and those who affiliate themselves with the broader action sports youth lifestyle.

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

Our products manufactured abroad are subject to U.S. customs laws, which impose tariffs and duties on products being imported from other countries. Additionally, China offers a rebate tax on exports to control the amount of exports from China, which can affect our cost either positively or negatively. These potential cost increases, along with the rising currency and labor shortages in China, may have an impact on our business. Beginning in 2010, there have been widespread labor shortages reported in China, which have adversely impacted our product costs and deliveries. Additionally, wages and raw material costs have increased in China, which has caused price increases. Recently, the price of cotton has risen significantly compared to the same period last year. We have addressed these issues by sourcing with other suppliers and adjusting our wholesale prices, where possible, to offset these increases. While we do not believe the limitations on imports from China will have a material effect on our operations, we have begun sourcing more in other countries, such as India, Bangladesh, Vietnam and Mexico. We believe there will be increased pressure on costs going forward, and we intend to closely monitor our sourcing in China to avoid disruptions.

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

Over the past five years, our selling, general and administrative expenses have increased on an absolute dollar basis as we have increased our spending on marketing, advertising and promotions, strengthened our management team, hired additional personnel and made investments in new territories and initiatives. As a percentage of revenues, our selling, general and administrative expenses have increased from 28.5% in 2006 to 39.8% in 2010. This increase was primarily due to additional expenses in the United States segment associated with growth and brand building initiatives, including costs associated with our transition to a new warehouse facility in Irvine, California. In addition, we have made investments in our acquired distributors in Japan and the UK, which has increased our selling, general and administrative expenses as a percentage of revenues.

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

Revenue Recognition

Revenues are recognized at the time transfer of title occurs and risk of ownership passes to the customer. None of our sales agreements with any of our customers provides for any rights of return. However, we do approve returns on a case-by-case basis at our sole discretion to protect our brand and our image. We record an allowance for anticipated returns through a reduction in revenues in the period that the related revenues are recorded. Sales returns allowances are estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. Historically, our actual sales returns have not been materially different from management’s original estimates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the allowance for sales returns. However, if the actual sales returns are significantly different than the recorded estimated allowance, we may be exposed to losses or gains that could be material. For example, assuming there had been a 10% increase in our 2010 returns, pre-tax income for the year ended December 31, 2010 would have been reduced by approximately $1.0 million.

Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Volcom branded products.

Accounts Receivable

We extend credit to our customers and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for certain products. Throughout the year, we perform credit evaluations of our customers, and we adjust credit limits based on payment history and the customer’s current creditworthiness. We continuously monitor our collections and maintain an allowance for doubtful accounts based on our historical experience of bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition, current economic trends and any specific customer collection issues that have been identified, all of which are subject to change. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but we cannot assure you that we will continue to experience the same credit loss rates that we have experienced in the past. If the actual uncollected amounts significantly exceed the estimated allowance, our operating results would be adversely affected. Assuming there had been a 10% increase in our 2010 allowance for doubtful accounts, pre-tax income for the year ended December 31, 2010 would have been reduced by approximately $0.4 million. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses when they arise.

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

Some events, including terrorist acts or threats and trade restrictions and safeguards, could also interrupt the production and importation of our products or otherwise increase the cost of our products. Additionally, our estimates of product demand and market value could be inaccurate, which could result in excess or obsolete inventory. As a result, our operations and financial performance could be negatively affected. Assuming there had been a 10% increase in our 2010 allowance for excess or obsolete inventory, our pre-tax income for the year ended December 31, 2010 would have been reduced by $0.2 million.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification, or ASC, 350, Goodwill — Intangibles and Other. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. We evaluate the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. Such estimates are subject to change and we may be required to recognize an impairment loss in the future. Any impairment losses are reflected in operating income. In 2009, we recorded an impairment loss associated with the non-amortizing intangible assets related to Volcom Europe. In 2008, we recorded an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Consolidated Financial Statements for further discussion.

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

Income Taxes

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

We account for contingent tax liabilities under the provisions of guidance included in ASC 740, Income Taxes. The guidance included in ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. We account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of restricted stock awards is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different. In addition, judgment is also required in estimating the number of share-based awards that we expect will ultimately vest upon the fulfillment of service conditions (such as time-based vesting). If the actual number of awards that ultimately vest differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Foreign Currency Translation

We own international subsidiaries that operate with the local currency as their functional currency. Our international subsidiaries generate revenues and collect receivables at future dates in the customers’ local currencies, and purchase inventory primarily in U.S. dollars. Accordingly, we are exposed to gains and losses that result from the effect of changes in foreign currency exchange rates on foreign currency denominated transactions. We enter into forward exchange contracts to hedge a portion of our European and Australian operations’ U.S. dollar denominated inventory purchases. For all contracts that qualify as cash flow hedges, we record the changes in the fair value of the derivatives in other comprehensive income. Our assets and liabilities that are denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses from translation of foreign subsidiary financial statements are included in accumulated other comprehensive income.

A portion of our domestic sales are made in Canadian dollars. In addition, our Electric subsidiary purchases sunglass inventory in Euros. As a result, our domestic operations are exposed to transaction gains and losses that result from movements in foreign currency exchange rates. Changes in our assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at the rate of exchange on the balance sheet date, and are reflected in our statement of operations.

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. We also offer the full product line from Electric, which includes sunglasses, goggles, soft goods and other accessories sold under the Electric brand name. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on product sales by our international licensees in Australia (through August 1, 2010), Indonesia, South Africa, Brazil and Argentina.

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

Results of Operations

The following table sets forth selected items in our consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Year Ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	50.8	49.8	51.2

Gross profit	49.2	50.2	48.8
Operating expenses:
Selling, general and administrative expenses	39.8	39.5	33.6
Asset impairments	—	—	4.9

Total operating expenses	39.8	39.5	38.5

Operating income	9.4	10.7	10.3
Other income (expense)	0.8	0.6	(0.3)

Income before provision for income taxes	10.2	11.3	10.0
Provision for income taxes	3.3	3.6	3.5

Net income	6.9%	7.7%	6.5%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Consolidated revenues in 2010 were $323.2 million, an increase of $42.6 million, or 15.2%, compared to $280.6 million in 2009. Revenues from our United States segment were $217.8 million in 2010, an increase of $29.0 million, or 15.3%, compared to $188.8 million in 2009. Revenues from our Europe segment were $70.2 million in 2010, a decrease of $0.5 million, or 0.6%, compared to $70.7 million in 2009. The primary functional currency of our European operations is the Euro. On a Euro to Euro basis, revenues in our European segment increased approximately 4% in 2010 compared to 2009. Revenues from our Electric segment were $27.5 million in 2010, an increase of $6.4 million, or 30.3%, compared to $21.1 million in 2009. Revenues from our Australian segment, which was acquired on August 1, 2010, were $7.7 million in 2010. We believe our overall increase in revenues was driven primarily by strong sell-through of Volcom and Electric products at retail, improved focus on product marketing, increased in-store merchandising efforts, and additional revenues associated with our recently acquired Australian licensee.

Revenues from our five largest customers were $57.3 million in 2010, an increase of $0.5 million, or 0.9%, compared to $56.8 million in 2009. Excluding revenues from Pacific Sunwear, which increased $1.1 million, or 3.7%, to $31.1 million, total revenues from our remaining five largest customers decreased $0.6 million, or 2.2%, to $26.2 million in 2010 from $26.8 million in 2009.

Consolidated product revenues increased $42.8 million, or 15.4%, in 2010 to $321.4 million from $278.6 million in 2009. Consolidated product revenues by category are presented below (dollars in thousands):

	Year Ended December 31,		Growth (Decline)
	2010	2009	Dollars	Percent
Mens	$168,455	$136,836	$31,619	23.1%
Girls	55,019	58,530	(3,511)	(6.0)
Snow	30,260	29,661	599	2.0
Boys	25,282	20,039	5,243	26.2
Footwear	5,252	4,374	878	20.1
Girls swim	6,996	5,725	1,271	22.2
Electric	27,488	21,097	6,391	30.3
Other	2,662	2,336	326	14.0

Consolidated product revenues	$321,414	$278,598	$42,816	15.4%

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $161.4 million, or 50.2% of our product revenues, and $138.7 million, or 49.8% of our product revenues, in 2010 and 2009, respectively. Product revenues in Europe were $75.3 million, or 23.4% of our product revenues, and $75.3 million, or 27.0% of our product revenues, in 2010 and 2009, respectively. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $84.7 million, or 26.4% of our product revenues, and $64.6 million, or 23.2% of our product revenues, in 2010 and 2009, respectively.

Gross Profit

In 2010, consolidated gross profit increased $18.2 million, or 12.9%, to $159.0 million compared to $140.8 million in 2009. Gross profit as a percentage of revenues, or gross margin, decreased 100 basis points to 49.2% in 2010 compared to 50.2% in 2009. Gross margin related specifically to product revenues decreased 90 basis points to 48.9% in 2010 compared to 49.8% in 2009. Gross margin on product from the U.S. segment decreased 260 basis points to 45.7% in 2010 compared to 48.3% in 2009, primarily due to higher inventory liquidation in 2010 compared to 2009. Gross margin from the European segment increased 360 basis points to 55.6% in 2010 compared to 52.0% in 2009, primarily due to a greater percentage of sales directly to retailers and a lesser percentage of sales to territory distributors during 2010 compared to 2009. Gross margin from the Electric segment increased 360 basis points to 58.9% in 2010 compared to 55.3% in 2009, primarily due to more favorable Euro to U.S. dollar exchange rate on sunglass purchases in 2010 versus 2009, better pricing on liquidation of sunglasses and goggles, as well as improvement of gross margin on soft goods due to additional synergies with Volcom product teams. Gross margin from the Australian segment was 43.8% in 2010.

Operating Expenses

In 2010, consolidated total operating expenses increased $17.9 million, or 16.1%, to $128.7 million compared to $110.8 million in 2009. The $17.9 million increase in selling, general and administrative expenses was due primarily to increased payroll and payroll related expense of $6.8 million due to expenditures on infrastructure and personnel, increased marketing and advertising expense of $4.3 million, incremental expenses of $3.0 million associated with Volcom Australia, increased commission expense of $1.7 million associated with an increase in revenues between periods. These increases were offset by a decrease in bad debt expense of $1.7 million. The net increase in various other expense categories was $3.8 million. As a percentage of revenues, selling, general and administrative expenses increased to 39.8% in 2010 from 39.5% in 2009.

Operating Income

As a result of the factors above, consolidated operating income in 2010 increased $0.5 million to $30.4 million compared to $29.9 million in 2009. Operating income as a percentage of revenues decreased to 9.4% in 2010 from 10.7% in 2009.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income in 2010 was $0.3 million compared to $0.4 million in 2009. This decrease in interest income was due to lower returns on our cash and cash equivalents and short-term investments. Foreign currency gain increased to $2.1 million in 2010 compared to $1.5 million in 2009, which was due primarily to fluctuations in the U.S. dollar, Euro, Canadian dollar, Australian dollar and Japanese yen exchange rates.

Provision for Income Taxes

We computed our provision for income taxes for 2010 using an annual effective tax rate of 32.1%. The provision for income taxes increased $0.4 million to $10.5 million in 2010 compared to $10.1 million in 2009.

Net Income

As a result of the factors above, net income increased $0.6 million, or 2.5%, to $22.3 million in 2010 from $21.7 in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Consolidated revenues in 2009 were $280.6 million, a decrease of $53.7 million, or 16.1%, compared to $334.3 million in 2008. Revenues from our United States segment were $188.8 million in 2009, a decrease of $48.3 million, or 20.4%, compared to $237.1 million in 2008. Revenues from our Europe segment were $70.7 million in 2009, a decrease of $2.3 million, or 3.2%, compared to $73.0 million in 2008. Revenues from our Electric segment were $21.1 million in 2009, a decrease of $3.1 million, or 12.8%, compared to $24.2 million in

2008. We believe our overall decline in revenues was driven primarily by the state of the global macroeconomic environment and the decline in discretionary consumer spending worldwide. The primary functional currency of our European operations is the Euro. On a Euro to Euro basis, revenues in our European segment increased approximately 2% in 2009 compared to 2008.

Revenues from our five largest customers were $56.8 million in 2009, a decrease of $37.3 million, or 39.7%, compared to $94.1 million in 2008. Excluding revenues from Pacific Sunwear, which decreased $22.0 million, or 42.3%, to $30.0 million, total revenues from our remaining five largest customers decreased $15.3 million, or 36.4%, to $26.8 million in 2009 from $42.1 million in 2008.

Consolidated product revenues decreased $53.5 million, or 16.1%, in 2009 to $278.6 million from $332.1 million in 2008. Consolidated product revenues by category are presented below (dollars in thousands):

	Year Ended December 31,		Growth (Decline)
	2009	2008	Dollars	Percent
Mens	$136,836	$162,340	$(25,504)	(15.7)%
Girls	58,530	80,461	(21,931)	(27.3)
Snow	29,661	28,217	1,444	5.1
Boys	20,039	21,867	(1,828)	(8.4)
Footwear	4,374	5,676	(1,302)	(22.9)
Girls swim	5,725	6,126	(401)	(6.5)
Electric	21,097	24,190	(3,093)	(12.8)
Other	2,336	3,233	(897)	(27.8)

Consolidated product revenues	$278,598	$332,110	$(53,512)	(16.1)%

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash and cash equivalents at beginning of period	$76,180	$79,613	$92,962
Cash flow from operating activities	17,837	36,209	24,672
Cash flow from investing activities	15,934	(40,670)	(38,659)
Cash flow from financing activities	(23,828)	(83)	635
Effect of exchange rate changes on cash	(5,823)	1,111	3

Cash and cash equivalents at end of period	$80,300	$76,180	$79,613

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including asset impairments, depreciation and amortization, gain on investment in unconsolidated investee, deferred income taxes, provision for doubtful accounts, excess tax benefits related to the exercise of stock options, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. In 2010 and 2009, cash from operating activities was $17.8 million and $36.2 million, respectively. The $18.4 million decrease in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to

$(14,932)	Decrease in cash flows from accounts receivable due to the timing of sales and collections

(7,444)	Decrease in cash flows from accounts payable due to the timing of payments

(2,797)	Decrease in cash flows due to fluctuations in the income tax receivable/payable balance between periods

(1,787)	Decrease in non-cash provision for doubtful accounts

6,480	Increase in cash flows from accrued liabilities due to the timing of payments

1,668	Increase in non-cash deferred income taxes

440	Net increase in cash flows from all other operating activities

$(18,372)	Total

Cash provided by investing activities was $15.9 million in 2010 compared to a use of cash of $40.7 million in 2009. During 2010, the cash provided by investing activities was primarily due to the net sale of short-term investments of $25.0 million, offset by purchases of property and equipment of $5.9 million and a total of $3.3 million spent on the acquisition of Volcom Australia, net of cash acquired, and the initial payment related to the agreement for the transition and sale of certain assets of our distributor of Volcom branded products in Spain. During 2009, the cash used in investing activities was primarily due to the net purchase of short-term investments of $35.0 million, purchases of property and equipment of $4.8 million, of which $1.6 million was related to the purchase of equipment for the new European warehouse, and $0.9 million spent on taking direct control of the UK territory from our UK distributor. Capital expenditures during 2010 and 2009 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

During 2010, the cash used in financing activities was $23.8 million, and is primarily due to the dividend payment to stockholders of $24.4 million, offset by $0.5 million in proceeds received from the exercise of stock options. During 2009, the cash used in financing activities was $0.1 million, and is primarily due to principal payments on capital lease obligations.

We believe that our cash and cash equivalents, short-term investments, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next 12 months. The following represents our material cash commitments:

•

the maximum consideration of 1.2 million Euro (or approximately $1.6 million based on a 1 Euro to 1.3253 U.S. dollar exchange rate at December 31, 2010) related to our agreement for the transition and sale of certain assets of our Spain distributor;

•

the consideration of approximately $4.0 million related to our signed definitive agreement to purchase the assets related to the operation of the 10 existing Volcom outlet stores from our current licensee;

•	our normal recurring trade payables and expense accruals;

•	operating leases;

•	capital leases; and

•	athlete endorsement agreements

Credit Facilities

We maintain a $40.0 million unsecured credit agreement with a bank (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2012, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at December 31, 2010) or LIBOR plus 1.25%. Under this credit facility, we had $1.1 million outstanding in letters of credit at December 31, 2010. At December 31, 2010 there were no outstanding borrowings under this credit facility, and $38.9 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum EBITDA. At December 31, 2010, we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of December 31, 2010. The following table summarizes, as of December 31, 2010, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Operating lease obligations	$29,617	$6,783	$5,759	$3,821	$3,546	$3,075	$6,633
Capital lease obligations	42	19	23	—	—	—	—
Professional athlete sponsorships	20,009	8,703	5,876	2,986	1,194	550	700
Contractual letters of credit	1,060	1,060	—	—	—	—	—

Total	$50,728	$16,565	$11,658	$6,807	$4,740	$3,625	$7,333

We lease certain land and buildings under non-cancelable operating leases. The leases expire at various dates through 2036, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

Our current capital lease obligations bear interest at rates of 8.0% per year, and expire in July 2012.

We establish relationships with professional athletes in order to promote our products and brand. We have entered into endorsement agreements with professional skateboarding, snowboarding, surfing and motocross athletes. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using our products. It is not possible to determine the precise amounts that we will be required to pay under these agreements as they are subject to many variables. The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under our existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five-year period ending December 31, 2015, is approximately $4.7 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

Our contractual letters of credit have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

At December 31, 2010, we had $0.3 million of total unrecognized tax benefits recorded as liabilities, which are not included in the table above, and we are uncertain as to if or when such amounts may be settled.

Seasonality

Historically, we have experienced greater revenue in the second half of the year than in the first half due to a concentration of shopping around the fall and holiday seasons and pricing differences between our products sold during the first and second half of the year, as products we sell in the fall and holiday seasons generally have higher prices per unit than products we sell in the spring and summer seasons. We typically sell more of our summer products (boardshorts, t-shirts and sunglasses) in the first half of the year and a majority of our winter products (pants, long sleeve shirts, sweaters, fleece, jackets, outerwear and goggles) in the second half of the year. We anticipate that this seasonal impact on our revenues is likely to continue. Our business in Europe is extremely seasonal with revenues concentrated primarily in the first and third quarters, shipment of low margin samples concentrated in the second and fourth quarters, and a relatively steady pace of selling, general and administrative expenses throughout the year. During the two-year period ended December 31, 2010, approximately 57% of our revenues, 56% of our gross profit and 70% of our operating income were generated in the second half of the year, with the third quarter generally generating most of our operating income due to fall, holiday and snow shipments. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

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

Backlog

We typically receive the bulk of our orders for each of our seasons up to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2010, our order backlog was approximately $94.4 million, compared to approximately $73.7 million at December 31, 2009. For a variety of reasons, including the timing of release dates for our seasonal product collections, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons, backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.

Inflation

We do not believe inflation has had a material impact on our results of operations in the past. There can be no assurance that our business will not be affected by inflation in the future.

Vulnerability Due to Concentrations

One customer, Pacific Sunwear, accounted for approximately 10% and 11% of our product revenues in 2010 and 2009, respectively. No other customer accounted for more than 10% of our product revenues in 2010 or 2009.

Sales to Pacific Sunwear increased 4%, or $1.1 million, for 2010 compared to 2009. Pacific Sunwear remains an important customer for us and we are working both internally and with Pacific Sunwear to maximize our business with them. We believe our brand continues to be an important part of the Pacific Sunwear business. We also recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen our concentration with Pacific Sunwear.

We do not own or operate any manufacturing facilities and source our products from independently-owned manufacturers. Purchases from Dragon Crowd and Ningbo Jehson Textiles totaled approximately 17% and 16%, respectively, of our product costs in 2010 and 2009.

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

A portion of our domestic sales are made in Canadian dollars. In 2010, 2009 and 2008, we derived 11.6%, 10.7% and 9.6% of our product revenues, respectively, from sales in Canada. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. If recent foreign currency market volatility continues and the Canadian dollar weakens, our results could be adversely affected. Based on the balance of Canadian dollar receivables of approximately $11.5 million at December 31, 2010, an assumed 10% strengthening of the U.S. dollar would result in pretax foreign currency losses of $1.1 million.

We are exposed to foreign currency exchange rate risks between the Euro, Japanese yen, and Australian dollar against the U.S. dollar, as our foreign operations purchase a portion of their inventories in U.S. dollars. In addition, we are also exposed to foreign currency gains and losses resulting from various other foreign operations transactions that are denominated in U.S. dollars. A weakening of these foreign currencies relative to the U.S. dollar could have a negative impact on our net exposure of these foreign currencies to the U.S. dollar. If recent foreign currency market volatility continues and these foreign currencies weaken compared to the U.S. dollar, our results could be adversely affected. Based on our net foreign currency exposure at December 31, 2010, an assumed 10% strengthening of the U.S. dollar would result in pre-tax foreign currency losses of $1.9 million.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at December 31, 2010. The credit agreement, which expires on August 31, 2012, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at

December 31, 2010) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2010, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Volcom, Inc.

We have audited the internal control over financial reporting of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2011

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

3. Exhibits included or incorporated herein. See Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Volcom, Inc.

We have audited the accompanying consolidated balance sheets of Volcom, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Volcom, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2011

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$80,300	$76,180
Short-term investments	9,987	35,000
Accounts receivable — net of allowances of $8,275 (2010) and $8,626 (2009)	66,542	53,792
Inventories	41,449	33,250
Prepaid expenses and other current assets	5,997	4,353
Income taxes receivable	1,170	725
Deferred income taxes	9,326	7,700

Total current assets	214,771	211,000
Property and equipment — net	26,652	26,348
Investment in unconsolidated investee	—	330
Deferred income taxes	2,651	3,545
Intangible assets — net	10,872	9,784
Goodwill	1,610	1,291
Other assets	1,003	735

Total assets	$257,559	$253,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,902	$22,788
Accrued expenses and other current liabilities	16,162	9,957
Current portion of capital lease obligations	19	50

Total current liabilities	39,083	32,795
Long-term capital lease obligations	23	—
Other long-term liabilities	1,261	1,203
Income taxes payable — non-current	131	68
Deferred income taxes — non-current	103	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value — 60,000,000 shares authorized; 24,415,780 (2010) and 24,374,362 (2009) shares issued and outstanding	24	24
Additional paid-in capital	94,733	92,192
Retained earnings	121,555	123,679
Accumulated other comprehensive income	646	3,072

Total stockholders’ equity	216,958	218,967

Total liabilities and stockholders’ equity	$257,559	$253,033

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues:
Product revenues	$321,414	$278,598	$332,110
Licensing revenues	1,767	2,041	2,194

Total revenues	323,181	280,639	334,304
Cost of goods sold	164,161	139,844	171,208

Gross profit	159,020	140,795	163,096
Operating expenses:
Selling, general and administrative expenses	128,667	110,847	112,464
Asset impairments	—	—	16,230

Total operating expenses	128,667	110,847	128,694

Operating income	30,353	29,948	34,402
Other income (loss):
Interest income, net	314	358	901
Gain on investment in unconsolidated investee	98	—	—
Foreign currency gain (loss)	2,065	1,534	(1,807)

Total other income (loss)	2,477	1,892	(906)

Income before provision for income taxes	32,830	31,840	33,496
Provision for income taxes	10,540	10,096	11,787

Net income	$22,290	$21,744	$21,709

Net income per share:
Basic	$0.91	$0.89	$0.89
Diluted	$0.91	$0.89	$0.89
Weighted-average shares outstanding:
Basic	24,390,705	24,352,146	24,337,923
Diluted	24,442,807	24,363,544	24,357,652

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2008	24,349,520	$24	$89,185	$80,226	$3,420		$172,855
Stock-based compensation	—	—	985	—	—		985
Issuance of restricted stock	10,000	—	—	—	—		—
Exercise of stock options	14,842	—	273	—	—		273
Tax benefits related to stock-based compensation	—	—	13	—	—		13
Comprehensive income:
Net income	—	—	—	21,709	—	$21,709	21,709
Unrealized loss on foreign currency cash flow hedges, net of tax					(223)	(223)	(223)
Foreign currency translation adjustment	—	—	—	—	(1,909)	(1,909)	(1,909)

Comprehensive income						$19,577

Balance at December 31, 2008	24,374,362	$24	$90,456	$101,935	$1,288		$193,703
Stock-based compensation	—	—	1,795	—	—		1,795
Tax benefits (detriment) related to stock-based compensation	—	—	(59)	—	—		(59)
Comprehensive income:
Net income	—	—	—	21,744	—	$21,744	21,744
Unrealized gain on foreign currency cash flow hedges, net of tax					254	254	254
Foreign currency translation adjustment	—	—	—	—	1,530	1,530	1,530

Comprehensive income						$23,528

Balance at December 31, 2009	24,374,362	$24	$92,192	$123,679	$3,072		$218,967
Stock-based compensation	—	—	1,940	—	—		1,940
Issuance of restricted stock	5,000	—	—	—	—		—
Exercise of stock options	36,418	—	547	—	—		547
Dividends paid to stockholders	—	—	—	(24,414)	—		(24,414)
Tax benefits related to stock-based compensation	—	—	54	—	—		54
Comprehensive income:
Net income	—	—	—	22,290	—	$22,290	22,290
Unrealized loss on foreign currency cash flow hedges, net of tax					(364)	(364)	(364)
Foreign currency translation adjustment	—	—	—	—	(2,062)	(2,062)	(2,062)

Comprehensive income						$19,864

Balance at December 31, 2010	24,415,780	$24	$94,733	$121,555	$646		$216,958

See the accompanying notes to consolidated financial statements.

VOLCOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$22,290	$21,744	$21,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,336	6,360	7,315
Gain on investment in unconsolidated investee	(98)	—	—
Provision for doubtful accounts	703	2,490	2,332
Loss on disposal of property and equipment	26	77	1
Asset impairments	41	134	16,230
Excess tax benefits related to exercise of stock options	(54)	—	(34)
Stock-based compensation	1,940	1,795	985
Deferred income taxes	(609)	(2,277)	(6,349)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(9,691)	5,241	(3,114)
Inventories	(6,414)	(5,838)	(1,844)
Prepaid expenses and other current assets	(732)	(1,759)	(499)
Income taxes receivable/payable	(312)	2,485	(3,021)
Other assets	(208)	103	(306)
Accounts payable	(318)	7,126	(8,096)
Accrued expenses	4,857	(1,623)	(1,059)
Other long-term liabilities	80	151	422

Net cash provided by operating activities	17,837	36,209	24,672

Cash flows from investing activities:
Purchase of property and equipment	(5,882)	(4,798)	(5,915)
Business acquisitions, net of cash acquired	(3,322)	(890)	(32,138)
Purchase of intangible assets	—	—	(589)
Purchase of short-term investments	(29,987)	(74,932)	(278)
Sale of short-term investments	55,000	39,932	278
Purchase of additional shares in cost method investee	—	—	(32)
Proceeds from sale of property and equipment	125	18	15

Net cash provided by (used in) investing activities	15,934	(40,670)	(38,659)

Cash flows from financing activities:
Principal payments on capital lease obligations	(15)	(83)	(127)
Payment of dividends to stockholders	(24,414)	—	—
Proceeds from government grants	—	—	455
Proceeds from the exercise of stock options	547	—	273
Excess tax benefits related to exercise of stock options	54	—	34

Net cash (used in) provided by financing activities	(23,828)	(83)	635

Effect of exchange rate changes on cash	(5,823)	1,111	3

Net increase (decrease) in cash and cash equivalents	4,120	(3,433)	(13,349)
Cash and cash equivalents — Beginning of period	76,180	79,613	92,962

Cash and cash equivalents — End of period	$80,300	$76,180	$79,613

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$4	$110
Income taxes	12,498	10,380	20,804

See the accompanying notes to consolidated financial statements.

Supplemental disclosures of noncash investing and financing activities:

At December 31, 2010 and 2009, the Company accrued for $278,000 and $112,000 of property and equipment purchases, respectively.

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

Concentration of Credit Risks — The Company is subject to significant concentrations of credit risk, primarily from its cash and cash equivalents, short-term investments and accounts receivable. The Company invests its cash and cash equivalents and short-term investments with financial institutions with high credit standing. At December 31, 2010 and 2009, the majority of the Company’s cash and cash equivalents and short-term investments were held at financial institutions in the United States that are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $73.1 million (including foreign accounts) as of December 31, 2010.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for estimated losses resulting from the failure of its customers to make required payments. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have been consistent with the Company’s expectations. Allowances for doubtful accounts are reported as a component of selling, general and administrative expenses. At December 31, 2010 and 2009, no single customer represented over 10% of the Company’s outstanding accounts receivable balance.

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

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other (“ASC 350”). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company evaluates the recoverability of goodwill based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize an impairment loss in the future. Impairment losses are reflected in operating income. In 2009, the Company recorded an impairment loss associated with the non-amortizing intangible assets related to Volcom Europe. In 2008, the Company determined that there was an impairment loss associated with the goodwill and non-amortizing intangible assets related to the 2008 acquisitions of Electric and Laguna Surf & Sport. See Note 7 to the Consolidated Financial Statements for further discussion.

Fair Value of Financial Instruments — ASC 825, Financial Instruments (“ASC 825”), requires management to disclose the estimated fair value of certain assets and liabilities defined by ASC 825 as financial instruments. At December 31, 2010, the Company believes that the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

Revenue Recognition — Product revenues are recognized at the time transfer of title occurs, risk of ownership passes to the customer and collectability is reasonably assured. Taxes collected from the Company’s customers are recorded on a net basis. Allowances for estimated returns are provided when product revenues are recorded based on historical experience, current economic trends, changes in customer demands and sell-through of products, and are reported as reductions in product revenues.

Licensing revenues are recorded when earned based on a stated percentage of the licensees’ sales of Company branded products.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling — Amounts billed to customers for shipping and handling are recorded as revenues. Freight costs associated with shipping goods to customers are included in cost of sales. Handling costs of $6.5 million, $5.7 million and $6.8 million are included in selling, general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

Significant Concentrations — During the years ended December 31, 2010, 2009 and 2008, sales to a single customer totaled approximately 10%, 11% and 16%, respectively, of product revenues. No other single customer represented over 10% of product revenues.

During each of the years ended December 31, 2010, 2009 and 2008, the Company made purchases from two suppliers that totaled more than 10% of total product costs. For the years ended December 31, 2010, 2009 and 2008, purchases from those two suppliers were approximately 33%, 33% and 32% of total product costs, respectively.

Advertising and Promotion — The Company’s promotion and advertising programs include athlete sponsorships, Volcom branded events, print advertisements, music, films and online marketing. Costs of advertising, promotion and point-of-sale materials are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2010, 2009 and 2008, these expenses totaled $26.8 million, $21.9 million and $21.7 million, respectively. As of December 31, 2010, 2009 and 2008, the Company had no deferred advertising costs.

Income Taxes — The Company records a provision and liability for federal, state and foreign income taxes using an annual effective tax rate. Deferred income taxes are recorded at the Company’s effective tax rate. Management’s judgment is required in assessing the realizability of its deferred tax assets. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the value of the Company’s deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets that had been written down would, in the Company’s judgment, be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. As of December 31, 2010 and 2009, the Company recorded a valuation allowance of approximately $901,000 and $324,000, respectively, against deferred tax assets that the Company believes are not more likely than not to be realized.

The guidance included in ASC 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of comprehensive income for the Company include net income, unrealized gains or losses on foreign currency cash flow hedges and foreign currency adjustments that arise from the translation of the Company’s international subsidiaries’ financial statements into U.S. dollars. The components of accumulated OCI, net of tax, are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Unrealized (loss) gain on foreign currency cash flow hedges, net of tax	$(333)	$31
Foreign currency translation adjustment	979	3,041

	$646	$3,072

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share — The Company calculates net income per share in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consists solely of restricted stock and stock options using the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share data)
Numerator — Net income applicable to common stockholders	$22,290	$21,744	$21,709

Denominator:
Weighted-average common stock outstanding for basic earnings per share	24,390,705	24,352,146	24,337,923
Effect of dilutive securities:
Stock options and restricted stock	52,102	11,398	19,729

Adjusted weighted-average common stock and assumed conversions for diluted earnings per share	24,442,807	24,363,544	24,357,652

For the years ended December 31, 2010, 2009 and 2008, stock options of 600,615, 1,103,158 and 437,558, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Stock-Based Compensation — The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company accounts for all stock-based compensation using a fair-value method and recognizes the fair value of each award as an expense over the service period. See Note 11 to the Consolidated Financial Statements for further discussion.

Use of Estimates in the Preparation of the Financial Statements — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, which amends the guidance in ASC 605, Revenue Recognition (“ASC 605”). ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 will not have an impact on the Company’s consolidated financial position and results of operations.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisitions

Effective August 1, 2010, the Company acquired the remaining 86.1% of the outstanding common stock of Volcom Australia Pty Ltd (“Volcom Australia”), the Australian licensee of the Company’s products, subject to certain indemnities and post-closing adjustments. Prior to the closing of the transaction, the Company held a 13.9% ownership interest in Volcom Australia. The purchase price, excluding transaction costs, was approximately $2.9 million in cash. The assets and liabilities of Volcom Australia were recorded at estimated fair value as of the date of acquisition under the purchase method of accounting. Total net tangible assets acquired are estimated at $2.4 million, with $755,000 of the remaining purchase price allocated to amortizing intangible assets, including reacquired license rights, customer relationships, backlog and athlete contracts, and $224,000 allocated to goodwill. These amounts represent the estimated preliminary allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed at the date of the acquisition and are subject to change upon finalization of the valuation of all post-closing adjustments. The operations of Volcom Australia have been included in the Company’s financial results since August 1, 2010. The effects of this acquisition are not considered material. Accordingly, pro forma information reflecting this acquisition has been omitted.

In October 2010, the Company entered into an agreement for the transition and sale of certain assets of the Company’s distributor of Volcom branded products in Spain, whereby the Company will take direct control of the Spain territory beginning with the delivery of the Fall 2011 product line, which will begin shipping in approximately July 2011. The consideration related to this transition and acquisition agreement shall not exceed 1.9 million Euro (or approximately $2.5 million based on a 1 Euro to 1.3253 U.S. dollar exchange rate as of December 31, 2010), of which the Company made an initial payment of 700,000 Euro (approximately $972,000) in October 2010, and the remaining 1.2 million Euro will be due upon the closing of the agreement on July 1, 2011. The acquisition is contingent upon the Spanish distributor delivering certain assets, customer information, certain inventory stock and other sales and marketing tools through July 1, 2011.

3. Allowances for Doubtful Accounts and Product Returns

	Allowance for Doubtful Accounts	Allowance for Product Returns	Total
	(In thousands)
Balance as of January 1, 2008	$1,259	$1,524	$2,783
Provision	2,332	12,642
Deductions	(135)	(10,624)

Balance as of December 31, 2008	3,456	3,542	6,998
Provision	2,490	11,146
Deductions	(1,218)	(10,790)

Balance as of December 31, 2009	4,728	3,898	8,626
Provision	703	9,930
Deductions	(1,322)	(9,662)

Balance as of December 31, 2010	$4,109	$4,166	$8,275

The provision for doubtful accounts represents charges to selling, general and administrative expenses for estimated bad debts, whereas the provision for product returns is reported as a direct reduction of revenues. As the economic conditions in the global economy have deteriorated during recent years, the Company has experienced an increase in its provisions required for doubtful accounts and product returns over previous historical levels.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Finished goods	$38,974	$31,348
Work-in-process	40	297
Raw materials	2,435	1,605

	$41,449	$33,250

5. Property and Equipment

Property and equipment are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Furniture and fixtures	$12,420	$8,750
Office equipment	3,254	2,392
Computer equipment	8,433	7,130
Leasehold improvements	11,447	11,112
Buildings	7,162	7,614
Land	4,723	4,723
Construction in progress	709	308

Property and equipment — gross	48,148	42,029
Less accumulated depreciation	(21,496)	(15,681)

Property and equipment — net	$26,652	$26,348

Depreciation and amortization expense related to property and equipment was approximately $5.6 million, $5.4 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

6. Investment in Unconsolidated Investee

The Company previously held an ownership interest in the common stock of Volcom Australia. The Company’s total ownership interest was 13.9%. The investment was accounted for under the cost method, as the Company did not have the ability to exercise significant influence over the financial and operating policies of the investee. At December 31, 2009, the Company’s investment in Volcom Australia was $330,000. In 2010, the Company completed the acquisition of Volcom Australia, and the operations of Volcom Australia have been included in the Company’s financial results since August 1, 2010.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

	United States	Europe	Electric	Australia	Consolidated
Balance as of January 1, 2009:
Goodwill, gross	$2,038	$158	$935	$—	$3,131
Accumulated impairment losses	(1,373)	(158)	(935)	—	(2,466)

Goodwill, net	665	—	—	—	665
Acquisitions	—	570	—	—	570
Other, net(1)	(13)	69	—	—	56

Balance as of December 31, 2009:
Goodwill, gross	2,025	797	935	—	3,757
Accumulated impairment losses	(1,373)	(158)	(935)	—	(2,466)

Goodwill, net	652	639	—	—	1,291
Acquisitions	—	—	—	224	224
Other, net(1)	85	(18)	—	28	95

Balance as of December 31, 2010:
Goodwill, gross	2,110	779	935	252	4,076
Accumulated impairment losses	(1,373)	(158)	(935)	—	(2,466)

Goodwill, net	$737	$621	$—	$252	$1,610

(1)	Other, net primarily reflects the impact of foreign currency translation on existing balances.

A summary of intangible assets is as follows:

	As of December 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$8,389	$4,201	$6,422	$3,396
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	384	—	458	—

	$15,073	$4,201	$13,180	$3,396

At December 31, 2009, the Company recorded a $112,000 impairment charge associated with land-use rights, a non-amortizing intangible asset, for a Company owned retail store in Europe. At December 31, 2008, as part of the Company’s annual impairment test in accordance with ASC 350, it was determined that the goodwill and non-amortizing intangible assets associated with the 2008 acquisitions of Electric and Laguna Surf & Sport were impaired, as the carrying amount of the reporting units, including goodwill, exceeded the fair value of the reporting units. The fair value of assets was estimated using a combination of a discounted cash flow and market approach. The value implied by the test was affected by (1) reduced future cash flows expected for the Electric segment, (2) the discount rates that were applied to future cash flows, and (3) current market estimates of value. The discount rates applied and current estimates of market values were affected by the existing macro-economic conditions, contributing to the estimated decline in value. Total impairment charges of $6.5 million were incurred for the year ended December 31, 2008 related to goodwill and non-amortizing intangible assets.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2009 and 2008, certain amortizing intangible assets associated with Electric and Laguna Surf & Sport were determined to be impaired in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). The Company recorded impairment charges of $21,000 and $9.7 million for the years ended December 31, 2009 and 2008, respectively.

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, reacquired license rights and athlete contracts. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of three months to 20 years with no residual values. Fluctuations in the gross carrying amounts of intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the years ended December 31, 2010, 2009 and 2008, was approximately $732,000, $929,000 and $2.3 million, respectively. The Company’s annual amortization expense is estimated to be approximately $674,000, $477,000, $365,000, $309,000 and $246,000 in the fiscal years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2010	2009
	(In thousands)
Payroll and related accruals	$8,320	$4,708
Other	7,842	5,249

	$16,162	$9,957

9. Line of Credit

The Company maintains a $40.0 million unsecured credit agreement with a bank (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2012, may be used to fund the Company’s working capital requirements. Borrowings under this agreement bear interest, at the Company’s option, either at the bank’s prime rate (3.25% at December 31, 2010) or LIBOR plus 1.25%. Under this credit facility, the Company had $1.1 million outstanding in letters of credit at December 31, 2010. At December 31, 2010 there were no outstanding borrowings under this credit facility, and $38.9 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to the Company’s financial condition, including requirements that the Company maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). At December 31, 2010, the Company was in compliance with all restrictive covenants.

10. Commitments and Contingencies

Operating Leases — The Company leases certain office, warehouse and retail facilities under long-term operating lease agreements. Total rent expense for the years ended December 31, 2010, 2009 and 2008, was $7.5 million, $6.8 million and $4.6 million, respectively.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future minimum lease payments required under such leases as of December 31, 2010 (in thousands):

Year Ending December 31,
2011	$6,783
2012	5,759
2013	3,821
2014	3,546
2015	3,075
Thereafter	6,633

$29,617

Capital Leases — The Company has capital lease obligations that bear interest at rates of 8.0% per year, and expire in July 2012. The gross amount of capital lease assets was $85,000 and $137,000 at December 31, 2010 and 2009, respectively, and accumulated amortization was $59,000 and $85,000 at December 31, 2010 and 2009, respectively. Future commitments under capital lease obligations at December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$20
2012	25

Total payments including interest	45
Less interest portion	(3)

Total principal payments remaining at December 31, 2010	$42

Current portion of capital lease obligation	$19
Long-term portion of capital lease obligation	23

Total capital lease obligation at December 31, 2010	$42

Professional Athlete Sponsorships — The Company establishes relationships with professional athletes in order to promote its products and brands. The Company has entered into endorsement agreements with professional athletes in skateboarding, snowboarding, surfing and motocross. Many of these contracts provide incentives for magazine exposure and competitive victories while wearing or using the Company’s products. Such expenses are an ordinary part of the Company’s operations and are expensed as incurred. The following is a schedule of future estimated minimum payments required under such endorsement agreements as of December 31, 2010 (in thousands):

Year Ending December 31,
2011	$8,703
2012	5,876
2013	2,986
2014	1,194
2015	550
Thereafter	700

$20,009

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts listed above are the approximate amounts of the minimum obligations required to be paid under these contracts. The additional estimated maximum amount that could be paid under the Company’s existing contracts, assuming that all bonuses, victories and similar incentives are achieved during the five-year period ending December 31, 2015, is approximately $4.7 million. The actual amounts paid under these agreements may be higher or lower than the amounts discussed above as a result of the variable nature of these obligations.

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

During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $1.9 million, or $1.2 million net of tax, $1.8 million, or $1.2 million net of tax, and $985,000 or $638,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation Plans — In 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which authorized the Company to grant or issue options to purchase up to a total of 4,663,838 shares of the Company’s common stock. In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of December 31, 2010, there were 3,393,629 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire 10 years from the date of grant or 90 days after employment or services are terminated.

Stock Option Awards — In May 2008, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each independent member of the Company’s Board of Directors (10,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vested one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted-average assumptions: expected life of 2.0 years; volatility of 61.9%; risk-free interest rate of 2.38%; and no dividends during the expected term.

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

On October 27, 2010, the Company’s Board of Directors approved a special cash dividend of $1.00 per share payable on each share of the Company’s outstanding common stock, including any unvested shares of restricted common stock. The special dividend was paid on November 19, 2010 to stockholders of record at the close of business on November 8, 2010. In accordance with the antidilution provisions set forth in the Company’s

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Plan, each share of the Company’s outstanding stock options was repriced to reflect the $1.00 per share dividend, and the exercise price of each stock option outstanding was reduced by $1.00, which is reflected in the weighted-average exercise prices as of December 31, 2010 listed below. As the modification did not result in an increase in the fair value of the outstanding stock options, no incremental stock based compensation was recorded.

A summary of the Company’s stock option activity under the Incentive Plan is as follows:

	Year Ended December 31,
	2010		2009		2008
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding, beginning of year	1,103,158	$16.52	437,558	$19.67	442,400	$19.52
Granted	12,000	23.80	670,000	14.46	10,000	25.42
Exercised	(36,418)	16.19	—	—	(14,842)	19.00
Canceled or forfeited	(39,760)	16.29	(4,400)	17.04	—	—

Outstanding, end of year	1,038,980	$15.62	1,103,158	$16.52	437,558	$19.67

Options exercisable, end of year	538,700	$17.42	367,658	$19.80	291,758	$19.79

Weighted-average fair value of options granted during the year		$13.89		$9.20		$9.00

Additional information regarding stock options outstanding as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$12.43	8,000	8.4	$12.43	1,600	$12.43
$13.47	614,080	8.3	$13.47	132,200	$13.47
$18.00	384,900	4.5	$18.00	384,900	$18.00
$22.80	12,000	9.3	$22.80	—	—
$24.42	10,000	7.4	$24.42	10,000	$24.42
$41.07	10,000	6.4	$41.07	10,000	$41.07

As of December 31, 2010, there was unrecognized compensation expense of $3.7 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 3.1 years. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $202,000, zero and $104,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $3.7 million and $1.1 million, respectively. The weighted-average remaining contractual term of options outstanding and exercisable is 6.9 years and 5.5 years, respectively. The Company issues new shares upon the exercise of options or granting of restricted stock.

As of December 31, 2010, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,011,183, which had a weighted-average exercise price of $15.41. The average remaining life of these options was 6.9 years and the aggregate intrinsic value was $3.6 million at December 31, 2010.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards — The Company’s Incentive Plan provides for awards of restricted shares of common stock. Restricted stock awards have time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period. During the years ended December 31, 2010, 2009 and 2008, total amortization of restricted stock expense was $242,000, $264,000 and $247,000, respectively.

In 2008, the Company granted 10,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $0.001 per share and vests 20% per year over a five-year period. The total grant-date fair value of the restricted stock award was $254,000.

In 2010, the Company granted 5,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $0.001 per share and vested 25% on the grant date and 25% per year over the following three years. The total grant-date fair value of the restricted stock award was $80,000.

Restricted stock activity for the year ended December 31, 2010 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Outstanding restricted stock at January 1, 2010	18,000	$27.64
Granted	5,000	15.95
Vested	(10,250)	27.69
Canceled or forfeited	—	—

Outstanding restricted stock at December 31, 2010	12,750	$23.01

As of December 31, 2010, there was unrecognized compensation expense of $224,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted-average period of approximately 1.8 years.

12. Retirement Savings Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”) covering all eligible full-time employees over age 21 with six months of service. The Company’s contributions to the 401(k) Plan are made at the discretion of management. Contributions by the Company amounted to $55,000, $26,000 and $121,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

13. Licensing

The Company has entered into licensing arrangements with independent licensees in Brazil, South Africa (including Botswana, Namibia, Lesotho and Swaziland), Indonesia and Argentina (including Paraguay and Uruguay). Pursuant to the license agreements, the Company is paid a royalty based on a stated percentage of the net sales of its licensees.

In 2010, the Company completed the acquisition of Volcom Australia, the former licensee of the Company’s products in Australia. The operations of Volcom Australia have been included in the Company’s financial results since August 1, 2010. Included in licensing revenues is $481,000, $873,000 and $1.1 million from Volcom Australia for the years ended December 31, 2010, 2009 and 2008.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s existing license agreements may be extended at the option of the licensee for an additional five-year term after the initial expiration of the agreement. The Company’s international license agreements expire as follows:

Licensee	Expiration Date	Extension Termination Date
Brazil	December 31, 2013	N/A
South Africa	December 31, 2011	N/A
Indonesia	December 31, 2014	N/A
Argentina	December 31, 2013	December 31, 2018

14. Income Taxes

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2007 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2006.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$7,358	$9,522	$12,903
State	1,819	1,701	3,189
Foreign	1,992	1,143	2,004

Total current	11,169	12,366	18,096

Deferred:
Federal	(450)	(2,060)	(4,564)
State	89	(161)	(1,181)
Foreign	(268)	(49)	(564)

Total deferred	(629)	(2,270)	(6,309)

Provision for income taxes	$10,540	$10,096	$11,787

A reconciliation of income tax expense computed at U.S. federal statutory rates to income tax expense for the years ended December 31, 2010, 2009 and 2008 is shown below.

	Year Ended December 31,
	2010	2009	2008
Provision for taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8	3.1	3.9
Foreign tax rate differential	(6.6)	(6.3)	(6.8)
Goodwill and intangible asset impairment	—	—	3.0
Foreign tax credit	(1.0)	(0.7)	(0.5)
Other	0.9	0.6	0.6

Effective income tax rate	32.1%	31.7%	35.2%

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Accrued liabilities	$1,246	$734
State income taxes	101	52
Allowances for doubtful accounts and product returns	2,736	2,624
Foreign net operating losses	916	328
Inventory costs	2,662	2,217
Intangible assets	3,608	4,420
Stock-based compensation	2,102	1,501
Other	410	433

Total deferred tax assets	13,781	12,309

Deferred tax liabilities:
Intangible assets	—	(148)
Depreciation	(1,006)	(591)
Other	—	(1)

Total deferred tax liabilities	(1,006)	(740)

Deferred income taxes	12,775	11,569
Valuation allowance	(901)	(324)

Net deferred income taxes	$11,874	$11,245

For the years ended December 31, 2010 and 2009, excess tax benefits (detriment) from stock-based compensation of $54,000 and $(59,000), respectively, were recorded as a (reduction) addition to paid-in capital.

The Company has a foreign net operating loss of approximately $3.4 million, of which $57,000 expires in 2023, $39,000 expires in 2024, $188,000 expires in 2025 and the remaining $3.1 million does not expire as it carries forward indefinitely. The Company does not provide for U.S. Federal, state or additional foreign taxes on certain foreign earnings that management intends to permanently reinvest.

As of December 31, 2010 and 2009, the Company recorded a valuation allowance of approximately $901,000 and $324,000, respectively, against deferred tax assets that the Company believes are not more likely than not to be realized.

At December 31, 2010, the Company had $283,000 of total unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in any future periods. It is reasonably possible that a change in the unrecognized tax benefits could occur within the next 12 months. However, the Company anticipates that any change would not be significant and would not have a material impact on the consolidated statements of operations or consolidated balance sheets.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $26,000, $2,000 and $6,000 of interest and penalties associated with uncertain tax positions. At December 31, 2010 and 2009, the Company had $39,000 and $12,000, respectively, accrued for interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (excluding the liability for interest and penalties) for the year:

Unrecognized tax benefits balance at January 1, 2008	$83,000
Lapse of statute of limitations	(3,000)

Unrecognized tax benefits balance at December 31, 2008	80,000
Lapse of statute of limitations	(24,000)

Unrecognized tax benefits balance at December 31, 2009	56,000
Gross increases — tax positions in prior years	244,000
Lapse of statute of limitations	(56,000)

Unrecognized tax benefits balance at December 31, 2010	$244,000

During the year ended December 31, 2010, the French tax authorities began an investigation into the appropriateness of the Company’s tax positions associated with the operations of its Swiss subsidiary, Volcom International SARL, for tax years beginning in 2008. The investigation specifically relates to intercompany transactions between certain of the Company’s wholly-owned European subsidiaries. Conclusion of this matter could result in payment of a different amount than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount, which may or may not be significant. The Company has recorded a tax liability of approximately $152,000 associated with this uncertain tax position as of December 31, 2010.

In addition, the Company’s subsidiary in France, Volcom SAS, is currently under audit by the French tax authorities for the tax years ended December 31, 2009 and 2008. The Company is currently not undergoing any other audits.

15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates in four operating and reportable segments, the United States, Europe, Australia and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States and Japanese operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Australian segment primarily includes Volcom product revenues generated from customers in Australia and New Zealand that are served by the Company’s Australian operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to the Company’s operating segments is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Total revenues:
United States	$217,811	$188,856	$237,109
Europe	70,229	70,686	73,005
Electric	27,488	21,097	24,190
Australia	7,653	—	—

Consolidated	$323,181	$280,639	$334,304

Gross profit:
United States	$100,437	$92,356	$109,028
Europe	39,048	36,766	40,582
Electric	16,184	11,673	13,486
Australia	3,351	—	—

Consolidated	$159,020	$140,795	$163,096

Operating income (loss):
United States	$13,337	$17,831	$33,019
Europe	14,223	13,529	17,470
Electric	2,397	(1,412)	(16,087)
Australia	396	—	—

Consolidated	$30,353	$29,948	$34,402

	As of December 31,
	2010	2009
	(In thousands)
Identifiable assets:
United States	$159,640	$170,463
Europe	61,898	61,351
Electric	24,604	21,219
Australia	11,417	—

Consolidated	$257,559	$253,033

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the Company operates within four reportable segments, it has several different product categories within the segments, for which the revenues attributable to the each product category are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Mens	$168,455	$136,836	$162,340
Girls	55,019	58,530	80,461
Snow	30,260	29,661	28,217
Boys	25,282	20,039	21,867
Footwear	5,252	4,374	5,676
Girls swim	6,996	5,725	6,126
Electric	27,488	21,097	24,190
Other	2,662	2,336	3,233

Subtotal product categories	321,414	278,598	332,110
Licensing revenues	1,767	2,041	2,194

Total consolidated revenues	$323,181	$280,639	$334,304

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

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by the Electric operating segment and are allocated based on customer location:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$161,448	$138,736	$195,846
Europe	75,310	75,333	77,897
Canada	37,374	29,742	31,993
Asia Pacific	32,115	22,116	13,245
Other	15,167	12,671	13,129

	$321,414	$278,598	$332,110

Long-lived assets (excluding deferred tax assets) by geographic region are as follows:

	As of December 31,
	2010	2009
	(In thousands)
United States	$24,304	$24,535
Europe	10,536	10,739
Asia Pacific	5,297	3,214

	$40,137	$38,488

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s financial assets and liabilities include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and foreign currency exchange contracts. The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities. The fair value of the Company’s short-term investments is determined based on quoted market prices in active markets and model-derived valuations in which all significant inputs are observable in active markets. The fair value of the Company’s foreign currency exchange contracts is determined based on observable inputs that are corroborated by market data.

The following table presents information on the Company’s financial instruments (in thousands):

	December 31, 2010				December 31, 2009
		Fair Value Measurements				Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3
Financial assets:
Short-term investments	$9,987	$—	$9,987	$—	$35,000	$25,000	$10,000	$—
Foreign currency exchange contracts	110	—	110	—	79	—	79	—
Financial liabilities:
Foreign currency exchange contracts	$539	—	$539	$—	$48	—	$48	$—

17. Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts to hedge a portion of its European and Australian operations’ U.S. dollar denominated inventory purchases. All of the Company’s forward foreign currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income. As of December 31, 2010, the Company was hedging forecasted transactions expected to occur through December 2011. Assuming exchange rates at December 31, 2010 remain constant, $352,000 of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the next 12 months.

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

As of December 31, 2010, the Company had U.S. dollar denominated forward foreign currency contracts outstanding to hedge a portion of its European and Australian operations’ U.S. dollar denominated inventory purchases with a notional amount of $12.1 million and a net fair value of $(429,000), which mature from January 2011 through December 2011. Some outstanding contracts were in a loss position and the $539,000 liability is included in accrued liabilities in the accompanying consolidated balance sheet. The remaining outstanding contracts were in a gain position and the $110,000 asset is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods that the hedged transaction affects earnings. The following table summarizes the effective portions of gains (losses) of foreign exchange derivative instruments in the consolidated statements of operations:

		Year Ended December 31,
		(In thousands)
	Location	2010	2009	2008
Gain (loss) recognized in OCI on foreign currency derivatives	OCI	$237	$(237)	$(309)
Gain (loss) reclassified from accumulated OCI into income	Cost of goods sold	696	(578)	—

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Subsequent Event

On February 24, 2011, the Company signed a definitive agreement to terminate the current Volcom outlet license agreement and purchase the assets related to the operation of the 10 existing Volcom outlet stores from the current licensee. Under the terms of this agreement, the Company will pay $4.0 million in cash to the current licensee upon the closing of the transaction, subject to certain indemnities. Additional consideration shall be paid by the Company within 20 days from the closing date for certain net assets, the value of which will be determined based upon the fair value of such net assets as of the closing date. The Company anticipates completing the transaction by mid-2011.

19. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2010
Total revenues	$77,420	$62,544	$104,658	$78,558
Gross profit	41,995	29,832	51,861	35,331
Operating income	10,987	67	17,977	1,321
Net income	7,534	68	13,053	1,635
Net income per share, basic	$0.31	$0.00	$0.54	$0.07
Net income per share, diluted	$0.31	$0.00	$0.53	$0.07

Year ended December 31, 2009
Total revenues	$68,319	$54,216	$93,916	$64,188
Gross profit	34,382	26,354	48,483	31,576
Operating income	6,348	504	19,658	3,439
Net income	4,220	872	13,257	3,397
Net income per share, basic	$0.17	$0.04	$0.54	$0.14
Net income per share, diluted	$0.17	$0.04	$0.54	$0.14

Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. The operations of Volcom Australia are included in the quarters ended September 30, 2010 and December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLCOM, INC.

By:	/S/ RICHARD R. WOOLCOTT
Richard R. Woolcott Chairman and Chief Executive Officer

Date: March 16, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard R. Woolcott Richard R. Woolcott	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/Douglas P. Collier Douglas P. Collier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ René R. Woolcott René R. Woolcott	Director	March 16, 2011

/s/Douglas S. Ingram Douglas S. Ingram	Director	March 16, 2011

/s/Anthony M. Palma Anthony M. Palma	Director	March 16, 2011

/s/Joseph B. Tyson Joseph B. Tyson	Director	March 16, 2011

/s/ Carl W. Womack Carl W. Womack	Director	March 16, 2011

/s/ Kevin G. Wulff Kevin G. Wulff	Director	March 16, 2011

EXHIBIT INDEX

Number	Description

2.1	Agreement of Purchase and Sale, dated as of January 15, 2008, by and among Volcom, Inc., Skelly Acquisition Corp., Electric Visual Evolution LLC, and each of the members of Electric Visual Evolution LLC.

3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate.

10.1*†	Form of Indemnification Agreement between Volcom and each of its directors and officers.

10.2	Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of July 20, 2006 (incorporated by reference in the Company’s Current Report on Form 8-K filed on July 24, 2006).

10.3*	Third Amendment to Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of September 30, 2008 (incorporated by reference in the Company’s Current Report on Form 8-K filed on November 10, 2008).

10.4*	Fourth Amendment to Credit Agreement by and between Bank of the West and Volcom, Inc., dated as of August 23, 2010 (incorporated by reference in the Company’s Current Report on Form 8-K filed on August 26, 2010).

10.5*	Lease dated as of May 19, 1999 by and between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue, Costa Mesa.

10.6*	Volcom, Inc. 2005 Incentive Award Plan.

10.7*	Volcom, Inc. Amended and Restated 2005 Incentive Award Plan (incorporated by reference in the Company’s Annual Report on Form 10-K filed on March 14, 2007).

10.8*	Form of Restricted Stock Award Grant Notice and Agreement.

10.9*	Form of Stock Option Grant Notice and Agreement.

10.10*	Software License Agreement by and between Innovative Systems, LLC and Volcom Stone Board Wear, Inc., made and effective September 1, 2002.

10.11	Real Estate Development Agreement dated May 5, 2006 between Volcom SAS and Société d’Equipement des Pays de l’Adour (English Translation) (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 9, 2006).

10.12	First Amendment to lease between Griswold Industries and Stone Boardwear, Inc. (the predecessor entity to Volcom, Inc.) for the real property known as 1740 Monrovia Avenue dated October 6, 2008.

21.1	Subsidiaries of Volcom, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)
†	All current directors and executive officers of Volcom, Inc. have entered into the Indemnity Agreement with Volcom, Inc.