Form 10-Q
period 2011-03-31
Volcom Inc
filed 2011-05-10
CIK 1324570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 2, 2011, there were 24,415,780 shares of the registrant’s common stock, par value $0.001, outstanding.

VOLCOM, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$81,453	$80,300
Short-term investments	9,987	9,987
Accounts receivable — net of allowances of $7,812 (2011) and $8,275 (2010)	73,165	66,542
Inventories	29,971	41,449
Prepaid expenses and other current assets	6,628	5,997
Income taxes receivable	136	1,170
Deferred income taxes	9,460	9,326

Total current assets	210,800	214,771
Property and equipment — net	27,244	26,652
Deferred income taxes	2,651	2,651
Intangible assets — net	11,889	10,872
Goodwill	1,635	1,610
Other assets	1,065	1,003

Total assets	$255,284	$257,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,217	$22,902
Accrued expenses and other current liabilities	13,611	16,162
Current portion of capital lease obligations	19	19

Total current liabilities	28,847	39,083
Long-term capital lease obligations	20	23
Other long-term liabilities	1,259	1,261
Income taxes payable — non-current	94	131
Deferred income taxes — non-current	101	103
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value — 60,000,000 shares authorized; 24,415,780 (2011 and 2010) shares issued and outstanding	24	24
Additional paid-in capital	95,110	94,733
Retained earnings	126,164	121,555
Accumulated other comprehensive income	3,665	646

Total stockholders’ equity	224,963	216,958

Total liabilities and stockholders’ equity	$255,284	$257,559

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product revenues	$86,838	$76,834
Licensing revenues	299	586

Total revenues	87,137	77,420
Cost of goods sold	43,561	35,425

Gross profit	43,576	41,995
Selling, general and administrative expenses	36,596	31,008

Operating income	6,980	10,987
Other income:
Interest income, net	55	109
Foreign currency gain (loss)	180	(10)

Total other income	235	99

Income before provision for income taxes	7,215	11,086
Provision for income taxes	2,605	3,552

Net income	$4,610	$7,534

Net income per share:
Basic	$0.19	$0.31
Diluted	$0.19	$0.31
Weighted average shares outstanding:
Basic	24,405,753	24,356,857
Diluted	24,466,757	24,376,971

See accompanying notes to condensed consolidated financial statements

VOLCOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,610	$7,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,660	1,517
Provision for doubtful accounts	586	(217)
Loss on disposal of property and equipment	23	3
Stock-based compensation	387	550
Deferred income taxes	(136)	(201)
Changes in operating assets and liabilities:
Accounts receivable	(6,129)	(8,010)
Inventories	12,011	6,532
Prepaid expenses and other current assets	(523)	(904)
Income taxes receivable/payable	831	3,488
Other assets	(54)	(69)
Accounts payable	(8,362)	(11,608)
Accrued expenses and other current liabilities	(3,252)	140
Other long-term liabilities	(10)	14

Net cash provided by (used in) operating activities	1,642	(1,231)

Cash flows from investing activities:
Purchase of property and equipment	(1,142)	(1,005)
Intangible assets acquired	(1,150)	—
Purchase of short-term investments	—	(20,000)
Sale of short-term investments	—	10,000
Proceeds from sale of property and equipment	10	—

Net cash used in investing activities	(2,282)	(11,005)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4)	(4)

Net cash used in financing activities	(4)	(4)

Effect of exchange rate changes on cash	1,797	52

Net increase (decrease) in cash and cash equivalents	1,153	(12,188)
Cash and cash equivalents — Beginning of period	80,300	76,180

Cash and cash equivalents — End of period	$81,453	$63,992

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$1
Income taxes	$1,930	$264

Supplemental disclosures of noncash investing and financing activities:

At March 31, 2011 and 2010, the Company accrued for $415 and $207 of property and equipment purchases, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

During the three months ended March 31, 2011 and 2010, the Company recognized approximately $387,000, or $242,000 net of tax, and $550,000, or $374,000 net of tax, respectively, in stock-based compensation expense, which includes the impact of all stock-based awards and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Stock Compensation Plans — In June 2005, the Company’s Board of Directors and stockholders approved the 2005 Incentive Award Plan (the “Incentive Plan”), as amended and restated in February 2007, and re-approved by the stockholders in May 2009. A total of 2,300,000 shares of common stock were initially authorized and reserved for issuance under the Incentive Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and deferred stock awards. The actual number of awards reserved for issuance under the Incentive Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event will any such annual increase exceed 750,000 shares. As of March 31, 2011, there were 3,881,945 shares available for issuance pursuant to new stock option grants or other equity awards. Under the Incentive Plan, stock options have been granted at an exercise price equal to the fair market value of the Company’s stock at the time of grant. The vesting period for stock options is determined by the Board of Directors or the Compensation Committee of the Board of Directors, as applicable, and the stock options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

Stock Option Awards — In May 2010, the Company’s Board of Directors approved the grant of 2,000 options to purchase the Company’s common stock to each non-employee member of the Company’s Board of Directors (12,000 options in total). The Company granted these options at the fair market value of the Company’s common stock on the date of grant. The stock options vest one year from the date of grant. The fair value of these awards was calculated through the use of the Black-Scholes option-pricing model assuming an exercise price equal to the fair market value of the Company’s stock and the following additional significant weighted average assumptions: expected life of 5.5 years; volatility of 65.2%; risk-free interest rate of 2.38%; and no dividends during the expected term.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

On October 27, 2010, the Company’s Board of Directors approved a special cash dividend of $1.00 per share payable on each share of the Company’s outstanding common stock, including any unvested shares of restricted common stock. The special dividend was paid on November 19, 2010 to stockholders of record at the close of business on November 8, 2010. In accordance with the antidilution provisions set forth in the Company’s Incentive Plan, each share of the Company’s outstanding stock options was repriced to reflect the $1.00 per share dividend, and the exercise price of each stock option outstanding was reduced by $1.00, which is reflected in the weighted-average exercise prices listed below. As the modification did not result in an increase in the fair value of the outstanding stock options, no incremental stock based compensation was recorded.

A summary of the Company’s stock option activity under the Incentive Plan for the three months ended March 31, 2011 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2011	1,038,980	$15.62
Granted	—	—
Exercised	—	—
Canceled or forfeited	(560)	13.47

Outstanding at March 31, 2011	1,038,420	$15.62	6.7 years

Exercisable at March 31, 2011	538,700	$17.42	5.3 years

As of March 31, 2011, there was unrecognized compensation expense of $3.4 million related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.9 years. The aggregate intrinsic value of options exercised during each of the three month periods ended March 31, 2011 and 2010 was zero. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2011 was $3.4 million and $883,000, respectively.

Additional information regarding stock options outstanding as of March 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$12.43	8,000	8.2	$12.43	1,600	$12.43
$13.47	613,520	8.1	$13.47	132,200	$13.47
$18.00	384,900	4.3	$18.00	384,900	$18.00
$22.80	12,000	9.1	$22.80	—	—
$24.42	10,000	7.1	$24.42	10,000	$24.42
$41.07	10,000	6.1	$41.07	10,000	$41.07

As of March 31, 2011, the total number of outstanding options vested or expected to vest (based on anticipated forfeitures) was 1,010,657, which had a weighted-average exercise price of $15.68. The weighted-average remaining life of these options was 6.6 years and the aggregate intrinsic value was $3.2 million at March 31, 2011. To the extent that the transaction discussed in Note 14 closes, all outstanding options would vest upon closing, anticipated forfeitures would be estimated at 0%, and therefore the total number of options expected to vest would be 1,038,420, the weighted-average exercise price would be $15.62, and the aggregate intrinsic value would be $3.4 million at March 31, 2011.

Restricted Stock Awards — The Company’s Incentive Plan provides for awards of restricted shares of common stock. Restricted stock awards have time-based vesting and are subject to forfeiture if employment terminates prior to the end of the service period. Restricted stock awards are valued at the grant date based upon the market price of the Company’s common stock and the fair value of each award is charged to expense over the service period. During the three months ended March 31, 2011 and 2010, total amortization of restricted stock expense was $39,000 and $66,000, respectively.

In 2010, the Company granted 5,000 shares of restricted stock to a service provider. The restricted stock award has a purchase price of $0.001 per share and vested 25% on the grant date and 25% per year over the following three years. The total grant-date fair value of the restricted stock award was $80,000.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Restricted stock activity for the three months ended March 31, 2011 is as follows:

	Shares of Restricted Stock	Weighted- Average Grant-Date Fair Value
Unvested restricted stock at January 1, 2011	12,750	$23.01
Granted	—	—
Vested	(2,750)	26.15
Canceled or forfeited	—	—

Unvested restricted stock at March 31, 2011	10,000	$22.15

As of March 31, 2011, there was unrecognized compensation expense of $152,000 related to all unvested restricted stock awards, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 1.8 years.

Note 3 — New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, which amends the guidance in ASC 605, Revenue Recognition (“ASC 605”). ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 did not have an impact on the Company’s consolidated financial position and results of operations.

Note 4 — Inventories

Inventories are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Finished goods	$26,543	$38,974
Work-in-process	396	40
Raw materials	3,032	2,435

	$29,971	$41,449

Note 5 — Property and Equipment

Property and equipment are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Furniture and fixtures	$13,287	$12,420
Office equipment	3,329	3,254
Computer equipment	8,623	8,433
Leasehold improvements	11,709	11,447
Buildings	7,524	7,162
Land	4,723	4,723
Construction in progress	1,092	709

	50,287	48,148
Less accumulated depreciation	(23,043)	(21,496)

Property and equipment — net	$27,244	$26,652

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 6 — Intangible Assets

Intangible assets are as follows:

	As of March 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizing intangible assets	$8,463	$4,469	$8,389	$4,201
Non-amortizing trademarks	6,300	—	6,300	—
Other non-amortizing intangible assets	1,595	—	384	—

	$16,358	$4,469	$15,073	$4,201

Amortizing intangible assets include customer relationships, trademarks, non-compete agreements, backlog, leasehold rights, and athlete contracts. Other non-amortizing intangible assets consist of trademarks and land use rights. Amortizable intangible assets are amortized by the Company using estimated useful lives of three months to 20 years with no residual values. The change in other non-amortizing intangible assets is related to the land use rights paid for a retail store in Bordeaux. Fluctuations in the gross carrying amounts of amortizing intangible assets associated with the Company’s international subsidiaries are due to the effect of changes in foreign currency exchange rates. Intangible amortization expense for the three months ended March 31, 2011 and 2010, was approximately $253,000 and $161,000, respectively. The Company’s annual amortization expense is estimated to be approximately $706,000, $496,000, $380,000, $322,000 and $257,000 in the fiscal years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Payroll and related accruals	$6,570	$8,320
Other	7,041	7,842

	$13,611	$16,162

Note 8 — Commitments and Contingencies

Litigation — The Company is involved from time to time in litigation incidental to its business. In the opinion of management, the resolution of any such matter currently pending will not have a material adverse effect on the Company’s consolidated financial position or results of operations. See Note 14 for discussion of subsequent event litigation.

The Company is subject to various other claims, complaints and legal actions in the normal course of business from time to time. These other matters are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s consolidated financial position, liquidity or results of operations.

Income Taxes — During the year ended December 31, 2010, the French tax authorities began an investigation into the appropriateness of the Company’s tax positions associated with the operations of its Swiss subsidiary, Volcom International SARL, for tax years beginning in 2008. The investigation specifically relates to intercompany transactions between certain of the Company’s wholly-owned European subsidiaries. Conclusion of this matter could result in payment of a different amount than the Company has accrued as uncertain tax benefits. If a position for which the Company concluded was more likely than not is subsequently not upheld, then the Company would need to accrue and ultimately pay an additional amount, which may or may not be significant. The Company has recorded a tax liability of approximately $247,000 associated with this uncertain tax position as of March 31, 2011.

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

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share data)
Numerator — Net income	$4,610	$7,534

Denominator: Weighted average common stock outstanding for basic earnings per share	24,405,753	24,356,857
Effect of dilutive securities:
Stock options and restricted stock	61,004	20,114

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,466,757	24,376,971

For the three months ended March 31, 2011 and 2010, 583,520 and 676,100 stock options, respectively, were excluded from the weighted-average number of shares outstanding because their effect would be antidilutive.

Note 10 — Fair Value Measurements of Financial Instruments

The Company’s financial assets and liabilities are measured and reported on a fair value basis in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. It also establishes a three-level hierarchy of fair value measurements for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table presents information on the Company’s financial instruments (in thousands):

	March 31, 2011				December 31, 2010
	Carrying Amount	Fair Value Measurements			Carrying Amount	Fair Value Measurements
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Financial assets:
Short-term investments	$9,987	$—	$9,987	$—	$9,987	$—	$9,987	$—
Foreign currency exchange contracts	—	—	—	—	110	—	110	—
Financial liabilities:
Foreign currency exchange contracts	$652	$—	$652	$—	$539	—	$539	$—

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 11 — Derivative Financial Instruments

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and product purchases of its international subsidiaries that are denominated in currencies other than their functional currencies. The Company is also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars. Furthermore, the Company is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in the Company’s condensed consolidated financial statements due to the translation of the operating results and financial position of the Company’s international subsidiaries.

As part of its overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates, the Company enters into forward foreign currency exchange contracts to hedge a portion of its European and Australian operations’ U.S. dollar denominated inventory purchases. All of the Company’s forward foreign currency exchange contracts qualified for hedge accounting and the changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”). As of March 31, 2011, the Company was hedging forecasted transactions expected to occur through March 2012. Assuming exchange rates at March 31, 2011 remain constant, $534,000 of losses, net of tax, related to hedges of these transactions are expected to be reclassified into earnings during the next 12 months.

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

As of March 31, 2011, the Company had U.S. dollar denominated forward foreign currency contracts outstanding to hedge a portion of its European and Australian operations’ U.S. dollar denominated inventory purchases with a notional amount of $10.3 million and a net fair value of $(652,000), which mature from April 2011 through March 2012. All outstanding contracts were in a loss position and the $652,000 liability is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

		Three Months Ended March 31,
		(In thousands)
	Location	2011	2010
(Loss) gain recognized in OCI on foreign currency derivatives	OCI	$(478)	$275
(Loss) gain reclassified from accumulated OCI into income	Cost of goods sold	(255)	36

Note 12 — Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company designs, produces

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

and distributes clothing, accessories, eyewear and related products. Based on the nature of the financial information that is received by the chief operating decision maker and the Company’s internal reporting structure, the Company operates in four operating and reportable segments, the United States, Europe, Australia and Electric. The United States segment primarily includes Volcom product revenues generated from customers in the United States, Canada, Asia Pacific, Central America and South America that are served by the Company’s United States and Japanese operations, as well as licensing revenues and revenues generated from Company-owned domestic retail stores, including Laguna Surf & Sport. The European segment primarily includes Volcom product revenues generated from customers in Europe that are served by the Company’s European operations. The Australian segment primarily includes Volcom product revenues generated from customers in Australia and New Zealand that are served by the Company’s Australian operations. The Electric segment includes Electric product revenues generated from customers worldwide, primarily in the United States, Canada, Europe and Asia Pacific. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenues, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Total revenues:
United States	$50,303	$48,179
Europe	24,763	23,626
Electric	6,916	5,615
Australia	5,155	—

Consolidated	$87,137	$77,420

Gross profit:
United States	$23,751	$24,224
Europe	13,594	14,277
Electric	4,017	3,494
Australia	2,214	—

Consolidated	$43,576	$41,995

Operating income (loss):
United States	$897	$2,744
Europe	5,990	7,977
Electric	119	266
Australia	(26)	—

Consolidated	$6,980	$10,987

	March 31, 2011	December 31, 2010
	(In thousands)
Identifiable assets:
United States	$155,887	$159,640
Europe	63,924	61,898
Electric	24,012	24,604
Australia	11,461	11,417

Consolidated	$255,284	$257,559

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Although the Company operates within four reportable segments, it has several different product categories within each segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Mens	$48,032	$42,870
Girls	16,555	14,737
Snow	800	394
Boys	6,839	5,786
Footwear	3,330	2,878
Girls swim	3,843	4,014
Electric	6,916	5,615
Other	523	540

Subtotal product categories	86,838	76,834
Licensing revenues	299	586

Total revenues	$87,137	$77,420

The Electric product category includes revenues from all Electric branded products, including sunglasses, goggles and related clothing and accessories. Other includes revenues primarily related to the Company’s Volcom Entertainment division, films and related accessories.

The table below summarizes product revenues by geographic regions, which includes revenues generated worldwide by the Company’s Electric operating segment and are allocated based on customer location. Revenues generated by the Company’s Australian subsidiary are included in the Asia Pacific geographic region.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
United States	$37,596	$35,451
Europe	25,780	24,608
Canada	9,681	8,812
Asia Pacific	9,852	4,384
Other	3,929	3,579

	$86,838	$76,834

Long-lived assets (excluding deferred income tax assets) by geographic region are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
United States	$24,653	$24,304
Europe	12,199	10,536
Asia Pacific	4,981	5,297

	$41,833	$40,137

Note 13 — Acquisitions

In October 2010, the Company entered into an agreement for the transition and sale of certain assets of the Company’s distributor of Volcom branded products in Spain, whereby the Company will take direct control of the Spain territory beginning with the delivery of the Fall 2011 product line, which will begin shipping in approximately July 2011. The consideration related to this transition and acquisition agreement shall not exceed 1.9 million Euro (or approximately $2.7 million based on a 1 Euro to 1.4099 U.S. dollar exchange rate as of March 31, 2011), of which the Company made an initial payment of 700,000 Euro (approximately $972,000) in October 2010, and the remaining 1.2 million Euro will be due upon the closing of the agreement on July 1, 2011. The acquisition is contingent upon the Spanish distributor delivering certain assets, customer information, certain inventory stock and other sales and marketing tools through July 1, 2011.

VOLCOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

In February 2011, the Company signed a definitive agreement to terminate the current Volcom outlet license agreement and purchase the assets related to the operation of the 10 existing Volcom outlet stores from the current licensee. Under the terms of this agreement, the Company will pay $4.0 million in cash to the current licensee upon the closing of the transaction, subject to certain indemnities. Additional consideration shall be paid by the Company within 20 days from the closing date for certain net assets, the value of which will be determined based upon the fair value of such net assets as of the closing date. The Company anticipates completing the transaction by mid-2011.

Note 14 — Subsequent Events

On May 2, 2011, the Company, along with PPR, a French-based luxury goods group, jointly announced that they have signed a definitive merger agreement whereby a new wholly owned subsidiary of PPR (“Purchaser”) will make a cash tender offer (the “Offer”) to acquire 100% of the shares of the Company for a price of $24.50 share, for a total equity value of $607.5 million and an enterprise value of $516.1 million. Following consummation of the Offer, Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of PPR. The transaction is expected to be completed during the third quarter of 2011.

On May 4, 2011, a putative class action lawsuit captioned Greenwood v. Volcom, Inc., et al., was filed in the Orange County Superior Court. The complaint names as defendants the members of the Company’s board of directors, as well as the Company, PPR and Purchaser. The plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in connection with the Offer and Merger, and further claims that the Company, PPR and Purchaser aided and abetted those alleged breaches of fiduciary duty. The complaint alleges that the Offer and Merger involves an unfair price, an inadequate sales process, and that defendants agreed to the transactions to benefit themselves personally. The complaint seeks injunctive relief, including to enjoin the Offer and Merger, imposition of a constructive trust, and an award of attorneys’ and other fees and costs, in addition to other relief. The Company believes the plaintiff’s allegations lack merit, and will contest them vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Part II, Item 1A in this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission, or SEC, filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

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

As part of our strategy to take direct control of our international operations, we established our own direct operations in Europe and delivered our first full season product line in Europe during the third quarter of 2007. We furthered our international expansion in 2008 by completing the acquisition of our distributor of Volcom branded products in Japan. In 2009, we took direct control of the Volcom brand in the United Kingdom. In August 2010, we acquired all of the outstanding common stock of Volcom Australia, a licensee of the Company’s products located in Australia. In October 2010, we entered into an agreement for the transition and sale of certain assets of our distributor of Volcom branded products in Spain, whereby we will take direct control of the Spain territory beginning with the delivery of the Fall 2011 product line, which will begin shipping in approximately July 2011.

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

In Indonesia, South Africa (including Botswana, Namibia, Lesotho and Swaziland), Brazil and Argentina (including Paraguay and Uruguay), we license the Volcom brand to entities that we believe have local market insight and strong relationships with retailers in their respective territories. We receive royalties on the sales of Volcom branded products sold by our licensees. Our license agreements specify quality, design, marketing and distributing standards for the Volcom branded products distributed by our licensees. Our licensees are not controlled and operated by us, and the amount of our licensing revenues could decrease in the future. As these license agreements expire, we may assume direct responsibility for serving these licensed territories. With the completion of the acquisition of Volcom Australia (our former Australian licensee) effective August 1, 2010, we experienced a decrease in our licensing revenues effective as of the date of the acquisition, and an increase in selling, general and administrative expenses attributable to the operations of Volcom Australia. However, our product revenues should increase in Australia as we have begun to directly sell our products in this territory.

Our revenues were $87.1 million for the three months ended March 31, 2011, an increase of $9.7 million, or 12.6%, compared to $77.4 million for the three months ended March 31, 2010. This increase was primarily driven by $5.2 million of revenues from our recently acquired Australian operations. The remaining $4.5 million was attributable to strong sell-through of Volcom and Electric products at retail, improved focus on product marketing and increased in-store merchandising efforts.

Our gross margins are affected by our ability to accurately forecast demand and avoid excess inventory by matching purchases of finished goods to orders, which decreases our percentage of sales at discount or close-out prices. Gross margins are also impacted by our ability to control our sourcing costs and, to a lesser extent, by changes in our product mix and geographic distribution channel. Our gross margins have also historically been seasonal, with the first quarter having the highest margin. If we misjudge forecasting inventory levels or our sourcing costs continue to increase and we are unable to raise our prices, our gross margins may decline.

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

Critical Accounting Policies

The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, accounts receivable, inventories, goodwill and intangible assets, long-lived assets, income taxes, foreign currency and derivatives, and stock-based compensation. The judgments, assumptions and estimates used in these areas, by their nature, involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

General

Our revenues consist of both our product revenues and our licensing revenues. Our product revenues are derived primarily from the sale of young mens and young womens clothing, accessories and related products under the Volcom brand name. We offer Volcom branded apparel and accessory products in six main categories: mens, girls, boys, footwear, girls swim and snow. Product revenues also include revenues from music and film sales. We also offer the full product line under the Electric brand name, including sunglasses, goggles, soft goods and other accessories. Amounts billed to customers for shipping and handling are included in product revenues. Licensing revenues consist of royalties on Volcom product sales by our international licensees in Australia (through August 2010), Indonesia, South Africa, Brazil and Argentina.

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

Results of Operations

The following table sets forth selected items in our condensed consolidated statements of operations for the periods presented, expressed as a percentage of revenues:

	Three Months Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of goods sold	50.0	45.8

Gross profit	50.0	54.2
Selling, general and administrative expenses	42.0	40.0

Operating income	8.0	14.2
Other income	0.3	0.1

Income before provision for income taxes	8.3	14.3
Provision for income taxes	3.0	4.6

Net income	5.3%	9.7%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Consolidated revenues were $87.1 million for the three months ended March 31, 2011, an increase of $9.7 million, or 12.6%, compared to $77.4 million for the three months ended March 31, 2010. This increase was primarily driven by $5.2 million of revenues from our recently acquired Australian operations. The remaining $4.5 million was attributable to strong sell-through of Volcom and Electric products at retail, improved focus on product marketing and increased in-store merchandising efforts. Revenues from our United States segment were $50.3 million for the three months ended March 31, 2011, an increase of $2.1 million, or 4.4% compared to $48.2 million for the three months ended March 31, 2010. Revenues from our Europe segment were $24.8 million for the three months ended March 31, 2011, an increase of $1.2 million, or 4.8% compared to $23.6 million for the three months ended March 31, 2010. On a Euro to Euro basis, revenues in our European segment increased approximately 6.2% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Revenues from our Electric segment were $6.9 million for the three months ended March 31, 2011, an increase of $1.3 million, or 23.2% compared to $5.6 million for the three months ended March 31, 2010. Revenues from our Australian segment, which was acquired on August 1, 2010, were $5.2 million for the three months ended March 31, 2011.

Revenues from our five largest full-price customers were $12.5 million for the three months ended March 31, 2011, a decrease of $0.3 million, or 2.6%, compared to $12.8 million for the three months ended March 31, 2010. Excluding revenues from Pacific Sunwear, which decreased $0.8 million, or 10.7%, to $6.7 million, total revenues from our remaining five largest full-price customers increased $0.5 million, or 8.9%, to $5.8 million for the three months ended March 31, 2011 from $5.3 million for the three months ended March 31, 2010.

Consolidated product revenues increased $10.0 million, or 13.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Consolidated product revenues by category are presented below (dollars in thousands):

	Three Months Ended March 31,		Growth (Decline)
	2011	2010	Dollars	Percent
Mens	$48,032	$42,870	$5,162	12.0%
Girls	16,555	14,737	1,818	12.3
Snow	800	394	406	102.9
Boys	6,839	5,786	1,053	18.2
Footwear	3,330	2,878	452	15.7
Girls swim	3,843	4,014	(171)	(4.3)
Electric	6,916	5,615	1,301	23.2
Other	523	540	(17)	(3.2)

Consolidated product revenues	$86,838	$76,834	$10,004	13.0%

Licensing revenues decreased 48.9% to $0.3 million for the three months ended March 31, 2011 from $0.6 million for the three months ended March 31, 2010. The decrease in licensing revenues was primarily a result of the transition of our Australian operations from a licensee model to a direct control model. Licensing revenues will likely continue to decrease in the near term as a result of this transition.

Product revenues by geographic region include revenues from our Electric operating segment, and are allocated based on customer location. Such product revenues in the United States were $37.6 million, or 43.3% of our product revenues, for the three months ended March 31, 2011, compared to $35.5 million, or 46.1% of our product revenues, for the three months ended March 31, 2010. Product revenues in Europe were $25.8 million, or 29.7% of our product revenues, for the three months ended March 31, 2011, compared to $24.6 million, or 32.0% of our product revenues, for the three months ended March 31, 2010. Product revenues in the rest of the world consist primarily of product revenues from sales in the Canadian and Asia Pacific regions, and do not include sales by our international licensees. Such product revenues in the rest of the world were $23.4 million, or 27.0% of our product revenues, for the three months ended March 31, 2011 compared to $16.7 million, or 21.9% of our product revenues, for the three months ended March 31, 2010.

Gross Profit

Consolidated gross profit increased $1.6 million, or 3.8%, to $43.6 million for the three months ended March 31, 2011 compared to $42.0 million for the three months ended March 31, 2010. Gross profit as a percentage of revenues, or gross margin, decreased 420 basis points to 50.0% for the three months ended March 31, 2011 compared to 54.2% for the three months ended March 31, 2010. Consolidated gross margin related specifically to product revenues decreased 410 basis points to 49.8% for the three months ended March 31, 2011 compared to 53.9% for the three months ended March 31, 2010. Gross margin on product from the United States segment decreased 280 basis points to 46.9% for the three months ended March 31, 2011 compared to 49.7% for the three months ended March 31, 2010. This decrease is primarily due to more in-season discounted product sales and lower margins achieved on off-price sales during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Gross margin from the European segment decreased 550 basis points to 54.9% for the three months ended March 31, 2011 compared to 60.4% for the three months ended March 31, 2010, primarily due to more liquidation sales and shipment of more low margin samples during the three months ended March 31, 2011 compared to the same period last year. Gross margin from the Electric segment decreased 410 basis points to 58.1% for the three months ended March 31, 2011 compared to 62.2% for the three months ended March 31, 2010 primarily due to lower margins achieved on off-price sales. Gross margin from the Australian segment was 42.9% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $5.6 million, or 18.0%, to $36.6 million for the three months ended March 31, 2011 compared to $31.0 million for the three months ended March 31, 2010. The increase in absolute dollars was due primarily to incremental expenses of $2.2 million associated with our recently acquired Australian licensee, increased payroll and payroll related costs of $0.9 million, increased marketing and advertising costs of $0.8 million, and increased bad debt expense of $0.7 million. The net increase in various other expense categories was $1.0 million. Selling, general and administrative expenses as a percentage of revenue increased 200 basis points to 42.0% for the three months ended March 31, 2011 compared to 40.0% for the three months ended March 31, 2010.

Operating Income

As a result of the factors above, operating income for the three months ended March 31, 2011 decreased $4.0 million to $7.0 million compared to $11.0 million for the three months ended March 31, 2010. Operating income as a percentage of revenues decreased to 8.0% for the three months ended March 31, 2011 from 14.2% for the three months ended March 31, 2010.

Other Income

Other income primarily includes net interest income and foreign currency gains and losses. Interest income for each of the three month periods ended March 31, 2011 and 2010 was $0.1 million. Foreign currency gain (loss) increased to a $0.2 million gain for the three months ended March 31, 2011 compared to a $10,000 loss for the three months ended March 31, 2010 due primarily to fluctuations in the U.S. dollar, Euro, Canadian dollar, Australian dollar and Japanese yen exchange rates.

Provision for Income Taxes

We have computed our provision for income taxes for the three months ended March 31, 2011 using an estimated effective annual tax rate of 32.7% plus the tax impact of discrete items in the quarter. The provision for income taxes decreased $1.0 million to $2.6 million for the three months ended March 31, 2011 compared to $3.6 million for the three months ended March 31, 2010.

Net Income

As a result of the factors above, net income decreased $2.9 million, or 38.8%, to $4.6 million for the three months ended March 31, 2011 from $7.5 million for the three months ended March 31, 2010.

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

The following table sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash and cash equivalents at beginning of period	$80,300	$76,180
Cash flow from operating activities	1,642	(1,231)
Cash flow from investing activities	(2,282)	(11,005)
Cash flow from financing activities	(4)	(4)
Effect of exchange rate on cash	1,797	52

Cash and cash equivalents at end of period	$81,453	$63,992

Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, provision for doubtful accounts, loss on disposal of property and equipment, stock-based compensation and the effect of changes in working capital and other activities. For the three months ended March 31, 2011, cash provided by operating activities was $1.6 million, compared to cash used in operating activities of $1.2 million for the three months ended March 31, 2010. The $2.8 million increase in cash from operating activities between the periods was attributable to the following:

(In thousands)	Attributable to
$5,479	Increase in cash flows from inventories due to lower inventory levels between periods
3,246	Increase in cash flows from accounts payable due to the timing of payments between periods
1,881	Increase in cash flows from accounts receivable due to the timing of sales and collections between periods
1,031	Increase in non-cash provision for doubtful accounts, depreciation and amortization, loss on disposal of property and equipment, and deferred income taxes
(3,392)	Decrease in cash flows from accrued expenses due to the timing of payments between periods
(2,924)	Decrease in net income
(2,657)	Decrease in cash flows due to the fluctuations in the income tax receivable/payable balance between periods
209	Net increase in cash flows from all other operating activities

$2,873	Total

Cash used in investing activities was $2.3 million for the three months ended March 31, 2011 compared to $11.0 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, the cash used in investing activities was primarily due to intangible assets acquired of $1.2 million related to land use rights paid for a retail store in Bordeaux, and purchases of property and equipment of $1.1 million. During the three months ended March 31, 2010, the cash used in investing activities was primarily due to the net purchase of short-term investments of $10.0 million, and purchases of property and equipment of $1.0 million. Capital expenditures during the three months ended March 31, 2011 and 2010 included the ongoing purchase of investments in computer equipment, warehouse equipment, marketing initiatives and in-store buildouts at customer retail locations.

Cash used in financing activities was $4,000 for the each of the three month periods ended March 31, 2011 and 2010. Cash from financing activities is primarily due to principal payments on capital lease obligations.

We believe that our cash and cash equivalents, short-term investments, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next 12 months. The following represents our material cash commitments:

•

the maximum consideration of 1.2 million Euro (or approximately $1.7 million based on a 1 Euro to 1.4099 U.S. dollar exchange rate at March 31, 2011) related to our agreement for the transition and sale of certain assets of our Spain distributor;

•

the consideration of approximately $4.0 million related to our signed definitive agreement to purchase the assets related to the operation of the 10 existing Volcom outlet stores from our current licensee;

•	our normal recurring trade payables and expense accruals;

•	operating leases;

•	capital leases; and

•	athlete endorsement agreements

Credit Facilities

We maintain a $40.0 million unsecured credit agreement with a bank (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities). The amended credit agreement, which expires on August 31, 2012, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at March 31, 2011) or LIBOR plus 1.25%. Under this credit facility, we had $1.0 million outstanding in letters of credit at March 31, 2011. At March 31, 2011, there were no outstanding borrowings under this credit facility, and $39.0 million was available under the credit facility. The credit agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants related to our financial condition, including requirements that we maintain a minimum net profit after tax and a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA. At March 31, 2011, we were in compliance with all restrictive covenants.

Contractual Obligations and Commitments

We did not have any off-balance sheet arrangements or outstanding balances on our credit facility as of March 31, 2011. Our contractual letters of credit typically have maturity dates of less than one year. We use these letters of credit to purchase finished goods.

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

A portion of our domestic sales are made in Canadian dollars. Sales in Canada accounted for approximately 11.6% of our product revenues in 2010 and approximately 11.1% of our product revenues for the three months ended March 31, 2011. As a result, we are exposed to fluctuations in the value of Canadian dollar denominated receivables and payables, foreign currency investments, primarily consisting of Canadian dollar deposits, and cash flows related to repatriation of those investments. A weakening of the Canadian dollar relative to the U.S. dollar could negatively impact the profitability of our products sold in Canada and the value of our Canadian receivables, as well as the value of repatriated funds we may bring back to the United States from Canada. Account balances denominated in Canadian dollars are marked-to-market every period using current exchange rates and the resulting changes in the account balance are included in our income statement as other income. If recent foreign currency market volatility continues and the Canadian dollar weakens, our results could be adversely affected. Based on the balance of Canadian dollar receivables of $10.3 million at March 31, 2011, an assumed 10% strengthening of the U.S. dollar would result in pretax foreign currency losses of $1.1 million.

We are exposed to foreign currency exchange rate risks between the Euro, Japanese yen and Australian dollar against the U.S. dollar, as our foreign operations purchase a portion of their inventories in U.S. dollars. In addition, we are also exposed to foreign currency gains and losses resulting from various other foreign operations transactions that are denominated in U.S. dollars. A weakening of these foreign currencies relative to the U.S. dollar could have a negative impact on our net exposure of these foreign currencies to the U.S. dollar. If recent foreign currency market volatility continues and these foreign currencies weaken compared to the U.S. dollar, our results could be adversely affected. Based on our net foreign currency exposure at March 31, 2011, an assumed 10% strengthening of the U.S. dollar would result in pre-tax foreign currency losses of $1.4 million.

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

Interest Rate Risk

We maintain a $40.0 million unsecured credit agreement (which includes a line of credit, foreign exchange facility and letter of credit sub-facilities) with no balance outstanding at March 31, 2011. The credit agreement, which expires on August 31, 2012, may be used to fund our working capital requirements. Borrowings under this agreement bear interest, at our option, either at the bank’s prime rate (3.25% at March 31, 2011) or LIBOR plus 1.25%. Based on the average interest rate on our credit facility during 2010, and to the extent that borrowings were outstanding, we do not believe that a 10% change in interest rates would have a material effect on our results of operations or financial condition.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, the end of the quarterly period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Form 8-K. Risks that could affect our actual performance include, but are not limited to those discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. There are no material changes or updates from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered equity securities or purchase any of our securities during the period ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

Item 5.	Other Information.

None

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 2, 2011, by and among PPR S.A., Transfer Holding, Inc. and Volcom, Inc. (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 4, 2011)

3.1*	Restated Certificate of Incorporation of Volcom, Inc.

3.2*	Amended and Restated Bylaws of Volcom, Inc.

3.3*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1*	Specimen Common Stock certificate

10.1	Share and Voting Agreement, dated May 2, 2011, by and among PPR S.A., Transfer Holding, Inc., Richard R. Woolcott and René R. Woolcott (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.2	Form of Change in Control Agreement substantially in the form entered into, by and between Volcom, Inc. and certain officers of the Company (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 4, 2011)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Volcom, Inc.

Date: May 10, 2011	/S/ DOUGLAS P. COLLIER
Douglas P. Collier
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and Authorized Signatory)

INDEX TO EXHIBITS

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated as of May 2, 2011, by and among PPR S.A., Transfer Holding, Inc. and Volcom, Inc. (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 4, 2011)

3.1	*	Restated Certificate of Incorporation of Volcom, Inc.

3.2	*	Amended and Restated Bylaws of Volcom, Inc.

3.3	*	Certificate of Amendment of Restated Certificate of Incorporation of Volcom, Inc.

4.1	*	Specimen Common Stock certificate

10.1		Share and Voting Agreement, dated May 2, 2011, by and among PPR S.A., Transfer Holding, Inc., Richard R. Woolcott and René R. Woolcott (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.2		Form of Change in Control Agreement substantially in the form entered into, by and between Volcom, Inc. and certain officers of the Company (incorporated by reference in the Company’s Current Report on Form 8-K filed on May 4, 2011)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Volcom, Inc.’s Registration Statement on Form S-1 (File Number: 333-124498)